Form 10QSB
period 1999-06-30
ZEPPELIN SOFTWARE INC
filed 1999-10-27
CIK 1085203

    As filed with the Securities and Exchange Commission on October 27, 1999


--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB

                         -------------------------------


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

Commission file number: 000-26373
                        ---------

                           ---------------------------

                             ZEPPELIN SOFTWARE, INC.
              ----------------------------------------------------
              (Exact Name of Small Business Issuer in Its Charter)


                DELAWARE                                  98-0196717
     ------------------------------                  ----------------------
       (State or Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                  Identification Number)


                               2408 WESTHILL COURT
                        WEST VANCOUVER, BRITISH COLUMBIA
                                 CANADA V7S-3A5
                                 (604) 926-2793
          -------------------------------------------------------------
          (Address and Telephone Number of Principal Executive Offices)


                                   Copies to:

                             STANLEY MOSKOWITZ, ESQ.
                          MOSKOWITZ ALTMAN & HUGHES LLP
                         11 EAST 44TH STREET, SUITE 504
                               NEW YORK, NY 10017
                                 (212) 953-1121


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 25, 1999, there were approximately 8,500,000 shares of the Company's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format:     Yes [ ]   No [X]

                                TABLE OF CONTENTS


TABLE OF CONTENTS

PART I
         ITEM 1     FINANCIAL STATEMENTS

                    Balance Sheet as of June 30, 1999

                    Results of Operations for the three months, six months and from inception ended June 30, 1999

                    Statement of Cash Flow for the three months, six months and from inception ended June 30, 1999

                    Notes to Financial Statements

         ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS

PART II

         ITEM 1     LEGAL PROCEEDINGS

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              INTERIM BALANCE SHEET

                                  JUNE 30, 1999
                                   (UNAUDITED)

                                   A S S E T S

CURRENT ASSETS
   Cash                                                               $  33,077
   Other current assets                                                     488
                                                                      ---------
         TOTAL CURRENT ASSETS                                            33,565

EQUIPMENT (NET OF ACCUMULATED
   DEPRECIATION OF $304)                                                  5,784
                                                                      ---------
                                                                      $  39,349
                                                                      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                   $  32,605
   Due to a common stockholder                                           30,000
                                                                      ---------
         TOTAL CURRENT LIABILITIES                                       62,605
                                                                      ---------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $0.001 par value per share:
      Authorized and unissued                       5,000,000 shares
   Common stock, $0.001 par value per share:
      Authorized                                   95,000,000 shares
      Issued and outstanding                        8,500,000 shares      8,500
   Additional paid-in capital                                           102,144
   Deficit accumulated during the development stage                    (133,900)
                                                                      ---------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           (23,256)
                                                                      ---------
                                                                      $  39,349
                                                                      =========

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             INTERIM STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE


                                      Six Months      Three Months      October 2, 1998
                                        Ended             Ended         (Inception) to
                                    June 30, 1999     June 30, 1999      June 30, 1999
                                    -------------     -------------     ---------------
                                     (Unaudited)       (Unaudited)        (Unaudited)
REVENUE                              $      --          $      --          $      --
                                     ---------          ---------          ---------
EXPENSES
   Consulting fees                      96,303             34,146             96,303
   Professional fees                    33,720             31,898             33,720
   Travel and entertainment                412                (88)               412
   Filing fees                             220                                   220
   Office expense                           84                 84                 84
   Transfer agent fee                      661                161                661
   Dues and subscriptions                  167                141                337
   Printing and reproduction             1,085              1,064              1,085
   Postage and delivery                    134                117                134
   Bank service charges                     56                 45                 80
   Licenses and permits                                                          232
   Depreciation expense                    304                152                304
   Technical support                       252                252                252
   Telephone expense                        76                 76                 76
                                     ---------          ---------          ---------
TOTAL EXPENSES                         133,474             68,048            133,900
                                     ---------          ---------          ---------
NET LOSS                              (133,474)           (68,048)          (133,900)

DEFICIT ACCUMULATED DURING
   THE DEVELOPMENT STAGE AT
   BEGINNING OF PERIOD                    (426)           (65,852)
                                     ---------          ---------          ---------
DEFICIT ACCUMULATED DURING
   THE DEVELOPMENT STAGE AT
   END OF PERIOD                     $(133,900)         $(133,900)         $(133,900)
                                     =========          =========          =========

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         INTERIM STATEMENT OF CASH FLOWS


                                                        Six Months         Three Months      October 2, 1998
                                                          Ended                Ended          (Inception) to
                                                       June 30, 1999       June 30, 1999       June 30, 1999
                                                        (Unaudited)         (Unaudited)         (Unaudited)
                                                       -------------       -------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                           $(133,474)         $ (68,048)         $(133,900)
      Adjustments to reconcile net loss to
         net cash used in operating activities:
            Noncash items:
               Depreciation of equipment                       304                152                304
            Decrease in prepaid expenses                       500
            Increase in other current assets                  (488)              (488)              (488)
            Decrease in accrued expenses payable                               (1,822)
            Increase in accounts payable                    32,605             32,605             32,605
                                                         ---------          ---------          ---------
NET CASH USED IN OPERATING ACTIVITIES                     (100,553)           (37,601)          (101,479)
                                                         ---------          ---------          ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
      Payments for the purchase of equipment                (6,088)                --             (6,088)
                                                         ---------          ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Advances from a common stockholder                        --             30,000             30,000
      Repayment of advances from a common
         stockholder                                                             (539)
      Proceeds from common stock subscriptions               5,488                                 8,000
      Proceeds from issuance of common stock               125,000             30,750            125,000
      Payments for expenses preparatory to an
         offering of the Company's common stock            (21,190)           (21,190)           (22,356)
                                                         ---------          ---------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  109,298             39,021            140,644
                                                         ---------          ---------          ---------
NET INCREASE IN CASH                                         2,657              1,420             33,077

CASH AT BEGINNING OF PERIOD                                 30,420             31,657                 --
                                                         ---------          ---------          ---------
CASH AT END OF PERIOD                                    $  33,077          $  33,077          $  33,077
                                                         =========          =========          =========

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         INTERIM STATEMENT OF CASH FLOWS
                                 (CONTINUED)

                                                        Six Months         Three Months      October 2, 1998
                                                          Ended                Ended          (Inception) to
                                                       June 30, 1999       June 30, 1999       June 30, 1999
                                                        (Unaudited)         (Unaudited)         (Unaudited)
                                                       -------------       -------------     ---------------
SUPPLEMENTAL INFORMATION ABOUT
   CASH PAYMENTS IS AS FOLLOWS:
      Cash payments of interest                          $      --          $      --          $      --
      Cash payments for income taxes                     $      --          $      --          $      --

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 1999

NOTE 1. STATEMENT OF INFORMATION FURNISHED

          The accompanying unaudited interim financial statements of Zeppelin Software, Inc. (the "Company") have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operations and cash flows for the six month and three month periods ended June 30, 1999, and for the period October 2, 1998 (inception) to June 30, 1999. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1998 financial statements.

          Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1998 financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A. DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES

               The Company was organized on October 2, 1998 under the laws of the State of Delaware. The Company was formed for the express purpose of developing digital microwave products essential to the development of communications networks for highly established competitive markets as well as new developing markets. The Company is presently in its development stage.

          B. OFFERING OF THE COMPANY'S COMMON STOCK

               As at June 30, 1999, the Company completed an offering of 500,000 shares of its common stock at an offering price of $.25 per share to qualified investors. The offering was made pursuant to the exemptions from registration with the Securities and Exchange Commission (SEC) provided by Regulation D, Rule 504, of the 1933 Act, and under applicable state laws, rules and regulations.

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          C. USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

Zeppelin Software, Inc. was established to build and market a 38 gigahertz (GHz) digital microwave radio. The Company will be doing business as "3G Wireless Broadband.com."

The Company will have to raise additional funds in the next twelve months. Currently, the Company is funded through cash advances from its directors and officers. There are no specific terms for repayment. Once the Company begins trading on the NASDAQ Bulletin Board, the Company expects to raise $1.5 million to $3 million through a private placement.

To date, the Company has refined the technical specifications and market requirements of its planned digital microwave radio, further identified the cost of developing and producing its radio, and contacted potential senior employees. Currently, two excellent candidates are negotiating contracts with the Company. The Company is establishing an engineering office in Redmond, WA. Once the Company is funded adequately, approximately six engineers will be hired and test equipment will be purchased.

                           PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition or results of operations.


                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ZEPPELIN SOFTWARE, INC.


Date: October 26, 1999                      By: \s\ Paul Minichiello
      ----------------                          -------------------------------
                                                Paul Minichiello
                                                President


Date: October 26, 1999                      By: \s\ Scott Lee Kostiuk
      ----------------                          -------------------------------
                                                Scott Lee Kostiuk
                                                Secretary and Treasurer