Form 10QSB
period 1999-09-30
ZEPPELIN SOFTWARE INC
filed 1999-11-12
CIK 1085203

    As filed with the Securities and Exchange Commission on November 12, 1999

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                         -------------------------------
                                   FORM 10-QSB
                         -------------------------------



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

Commission file number:    000-26373

                           ---------------------------

                             ZEPPELIN SOFTWARE, INC.
              (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 DELAWARE                                 98-0196717
         (STATE OR JURISDICTION OF                     (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)

                               2408 WESTHILL COURT
                        WEST VANCOUVER, BRITISH COLUMBIA
                                 CANADA V7S-3A5
                                 (604) 926-2793
          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)


                                   Copies to:

                             STANLEY MOSKOWITZ, ESQ.
                          MOSKOWITZ ALTMAN & HUGHES LLP
                         11 EAST 44TH STREET, SUITE 504
                               NEW YORK, NY 10017
                                 (212) 953-1121


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 5, 1999, there were approximately 8,500,000 shares of the Company's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS


TABLE OF CONTENTS

PART I
         ITEM 1       FINANCIAL STATEMENTS
                      Balance Sheet as of September 30, 1999
                      Results of Operations  for the three months,
                              nine months and from inception ended
                              September 30, 1999
                      Statement of Cash Flow for the three months,
                              nine months and from inception ended
                              September 30, 1999
                      Notes to Financial Statements
         ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS

PART II
         ITEM 1       LEGAL PROCEEDINGS

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              INTERIM BALANCE SHEET

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                   A S S E T S
                                   -----------



CURRENT ASSETS                                                      $        -
EQUIPMENT (NET OF ACCUMULATED
   DEPRECIATION OF $457)                                                 5,631
                                                                    ----------

                                                                    $    5,631
                                                                    ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Bank overdraft                                                   $      538
   Accounts payable                                                     53,135
   Due to common stockholders                                           35,003
                                                                    ----------
         TOTAL CURRENT LIABILITIES                                      88,676

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.001 par value per share:
      Authorized and unissued              5,000,000 shares
   Common stock, $0.001 par value per share:
      Authorized                           95,000,000 shares
      Issued and outstanding                8,500,000 shares             8,500
   Additional paid-in capital                                          102,144
   Deficit accumulated during the development stage                   (193,689)
                                                                    ----------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          (83,045)
                                                                    ----------

                                                                    $    5,631
                                                                    ==========

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             INTERIM STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE




                                                                                             OCTOBER 2,
                                              NINE MONTHS             THREE MONTHS              1998
                                                 ENDED                   ENDED              (INCEPTION) TO
                                              SEPTEMBER 30,           SEPTEMBER 30,          SEPTEMBER 30,
                                                 1999                     1999                   1999
                                              -------------           -------------          -------------
                                              (UNAUDITED)              (UNAUDITED)            (UNAUDITED)

REVENUE                                         $      -               $      -               $      -
                                                --------               --------               --------
EXPENSES
   Consulting fees                               135,000                 38,697                135,000
   Professional fees                              50,487                 16,767                 50,487
   Travel and entertainment                          412                                           412
   Filing fees                                       220                                           220
   Office expense                                    189                    105                    189
   Transfer agent fee                                990                    329                    990
   Dues and subscriptions                            322                    155                    492
   Printing and reproduction                       4,554                  3,469                  4,554
   Postage and delivery                              248                    114                    248
   License and permits                                                                             232
   Bank service charges                               56                                            80
   Depreciation expense                              457                    153                    457
   Technical support                                 252                                           252
   Telephone expense                                  76                                            76
                                                --------               --------               --------

TOTAL EXPENSES                                   193,263                 59,789                193,689
                                                --------               --------               --------

NET LOSS                                        (193,263)               (59,789)              (193,689)

DEFICIT ACCUMULATED DURING
   THE DEVELOPMENT STAGE AT
   BEGINNING OF PERIOD                              (426)              (133,900)
                                                --------               --------               --------

DEFICIT ACCUMULATED DURING
   THE DEVELOPMENT STAGE AT
   END OF PERIOD                               $(193,689)             $(193,689)             $(193,689)
                                               =========              =========              =========

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         INTERIM STATEMENT OF CASH FLOWS



                                                                                                              OCTOBER 2,
                                                              NINE MONTHS             THREE MONTHS               1998
                                                                 ENDED                   ENDED               (INCEPTION) TO
                                                             SEPTEMBER 30,            SEPTEMBER 30,           SEPTEMBER 30,
                                                                 1999                     1999                    1999
                                                             -------------            -------------           -------------
                                                              (UNAUDITED)              (UNAUDITED)            (UNAUDITED)

CASH FLOWS FROM OPERATING
   ACTIVITIES:
      Net loss                                                 $(193,263)               $(59,789)              $(193,689)
      Adjustments to reconcile net loss to net
         cash used in operating activities:
            Noncash items:
               Depreciation of equipment                             457                     153                     457
            Decrease in prepaid expenses                             500
            Decrease in other current assets                                                 488
            Increase in accounts payable                          53,135                  20,530                  53,135
                                                               ---------                --------               ---------
NET CASH USED IN OPERATING ACTIVITIES                           (139,171)                (38,618)               (140,097)
                                                               ---------                --------               ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Payments for the purchase of equipment                         (6,088)                                         (6,088)
                                                               ---------                --------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from common stockholders                               5,003                   5,003                  35,003
   Proceeds from common stock subscriptions                        5,488                                           8,000
   Proceeds from issuance of common stock                        125,000                                         125,000
   Payments for expenses preparatory to an
      offering of the Company's common stock                     (21,190)                                        (22,356)
                                                               ---------                --------               ---------

NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                                    114,301                   5,003                 145,647
                                                               ---------                --------               ---------

NET DECREASE IN CASH                                             (30,958)                (33,615)                   (538)

CASH AT BEGINNING OF PERIOD                                       30,420                  33,077
                                                               ---------                --------               ---------

CASH AT END OF PERIOD (OVERDRAFT)                           $       (538)              $    (538)            $      (538)
                                                               =========                ========               =========


                                                        (CONTINUED)

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   INTERIM STATEMENT OF CASH FLOWS (CONTINUED)



                                                                                                              OCTOBER 2,
                                                              NINE MONTHS             THREE MONTHS               1998
                                                                 ENDED                   ENDED               (INCEPTION) TO
                                                             SEPTEMBER 30,            SEPTEMBER 30,           SEPTEMBER 30,
                                                                 1999                     1999                    1999
                                                             -------------            -------------           -------------
                                                              (UNAUDITED)              (UNAUDITED)            (UNAUDITED)

SUPPLEMENTAL INFORMATION ABOUT
   CASH PAYMENTS IS AS FOLLOWS:
      Cash payments of interest                              $        -               $       -               $        -
      Cash payments for income taxes                         $        -               $       -               $        -

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


NOTE 1.   STATEMENT OF INFORMATION FURNISHED
          ----------------------------------

               The accompanying unaudited interim financial statements of Zeppelin Software, Inc. (the "Company") have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operations and cash flows for the nine month and three month periods ended September 30, 1999, and for the period October 2, 1998 (inception) to September 30, 1999. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1998 financial statements.

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

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

          B.   OFFERING OF THE COMPANY'S COMMON STOCK

                    As at September 30, 1999, the Company completed an offering of 500,000 shares of its common stock at an offering price of $.25 per share to qualified investors. The offering was made pursuant to the exemptions from registration with the Securities and Exchange Commission (SEC) provided by Regulation D, Rule 504, of the 1933 Act, and under applicable state laws, rules and regulations.

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          C.   USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS
               --------------------------------------------------

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

                                                ZEPPELIN SOFTWARE, INC.


Date:    November 10, 1999                      By: \s\ Paul Minichiello
         -----------------                          -------------------------
                                                        Paul Minichiello
                                                        President


Date:    November 11, 1999                      By: \s\ Scott Lee Kostiuk
         -----------------                          -------------------------
                                                        Scott Lee Kostiuk
                                                        Secretary and Treasurer