Form 10KSB
period 1999-12-31
ZEPPELIN SOFTWARE INC
filed 2000-06-30
CIK 1085203

As filed with the Securities and Exchange Commission June 30, 2000
--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------
                                   FORM 10-KSB
                            -------------------------

   /x/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

   / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                         Commission file number: 0-26373

                            -------------------------
                             ZEPPELIN SOFTWARE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                            -------------------------

         DELAWARE                        3663                      98-0196717
(STATE OR JURISDICTION OF         (PRIMARY STANDARD            (I.R.S. EMPLOYER
     INCORPORATION            INDUSTRIAL CLASSIFICATION         IDENTIFICATION
    OR ORGANIZATION)                 CODE NUMBER)                   NUMBER)

                              12416 169th Avenue NE
                                Redmond, WA 98052

          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES
                        AND PRINCIPAL PLACE OF BUSINESS)
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $ 0.001 per share
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No /x/

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 15, 2000, there were approximately 8,500,000 shares of the Company's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes / / No /x/

ITEM 1 DESCRIPTION OF THE BUSINESS

THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY MANAGEMENT. ALL STATEMENTS, TRENDS, ANALYSES, AND OTHER INFORMATION CONTAINED IN THIS REPORT RELATIVE TO TRENDS IN NET SALES, GROSS MARGIN, ANTICIPATED EXPENSE LEVELS AND LIQUIDITY AND CAPITAL RESOURCES, AS WELL AS OTHER STATEMENTS INCLUDING, BUT NOT LIMITED TO WORDS SUCH AS "ANTICIPATE", "BELIEVE", "PLAN", "ESTIMATE", "EXPECT", "SEEK", "INTEND", AND OTHER SIMILAR EXPRESSIONS, CONSTITUTE FORWARD LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. ACCORDINGLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THOSE SET FORTH HEREIN UNDER "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS", AS WELL AS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OVERVIEW" AND "LIQUIDITY AND CAPITAL RESOURCES". PARTICULAR ATTENTION SHOULD BE PAID TO THE CAUTIONARY STATEMENTS INVOLVING THE COMPANY'S LIMITED OPERATING HISTORY, THE UNPREDICTABILITY OF ITS FUTURE REVENUES, THE UNPREDICTABLE AND EVOLVING NATURE OF ITS BUSINESS MODEL, THE INTENSELY COMPETITIVE ONLINE COMMERCE AND RETAIL BOOK ENVIRONMENTS AND THE RISKS ASSOCIATED WITH CAPACITY CONSTRAINTS, SYSTEMS DEVELOPMENT, MANAGEMENT OF GROWTH AND BUSINESS EXPANSION. EXCEPT AS REQUIRED BY LAW, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. READERS, HOWEVER, SHOULD CAREFULLY REVIEW THE FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (`SEC").

Company Background

Zeppelin Software, Inc. d.b.a. Zeppelin Wireless Technology (the "Company") has its principal offices at 2408 Westhill Court, West Vancouver, British Columbia, Canada 98052 telephone number is (604) 926-2793. Through December 31,
1999, the Company has generated no revenues from operations.

The Company, a development stage company, was incorporated in October 1998 for the express purpose of developing digital microwave products. The Company intends to develop new wireless products, including the designing and manufacturing of an ultra-high bandwidth digital microwave radio.

To date, the Company has (i) defined the market opportunities for the Company in the wireless communications industry, (ii) assembled a team of engineers that the Company believes has the knowledge and experience to create and develop a digital microwave radio, and (iii) completed a private placement offering of securities that generated the funds necessary to begin developing the preliminary design of a prototype of a digital microwave radio. There can be no assurance that the Company will be able to design or complete a successful prototype of a radio.

Currently, the Company has sufficient capital, due to its 1998 Private Placement Offering (which is discussed below), to maintain limited operations. The operations will be limited to seeking out additional capital. Additional capital will be sought through the private or public placement of the Company's securities or by the Company entering into a joint venture with a partner that would provide capital. The Company forecasts that expenses will not exceed available funds. To fully implement the business plan of manufacturing, marketing and selling the radio, the Company has projected that it will need approximately $5,000,000. The Company intends to seek funding of $5,000,000. Upon funding, the Company will use the proceeds initially to design and develop a prototype of a digital microwave radio. The Company projects that it will spend approximately $1.3 million on engineering salaries and expenses and $1.75 million on capital equipment expenditures. The remaining funds will be spent on general and administrative expenses, marketing and operating capital. The Company anticipates that it will take approximately 6 to 8 months from the receipt of funding to develop a prototype radio and approximately 8 to 10 months, after the completion of the prototype radio, to complete field tests for a commercially saleable radio. However, there can be no assurance that the Company will be able to meet this timetable nor that even when commercially available, that the radio will be sold in sufficient quantities to produce a profit.

The first product the Company intends to develop is a configurable 38 gigahertz
(GHz) digital microwave radio (the "Zeppelin Radio" or "Radio") which will be intended for use by customers in areas that cable based service providers are not equipped to, or unable to, adequately provide with audio, video and data communications ("last mile solution"). The product will be intended for use in areas of uneven topography where the installation of cable is difficult. The Radio will be a low cost unit capable of sending and receiving data transmissions at very high rates at narrow radio frequency (RF) bandwidths. The Company will design the Zeppelin Radio to be manufactured with a high level of ASIC chips (see glossary) with a low ancillary parts count. This is intended to enable the Company to achieve cost savings in the manufacture of the Radio and will accordingly allow the Company to offer the Radio at competitive prices.

Products Strategy

The Company intends to focus its selling efforts on the wireless communications industry by manufacturing and marketing a 38 GHz (with potential future growth to 55 GHz) microwave Radio that can provide faster data transmission rates at competitive prices. According to The Yankee Group, a Boston, Massachusetts independent technology research and forecasting company, wireless devices, allowing wireless audio, video and data transmission, will grow from an estimated $600 million in 1999 to a forecasted $4 billion in 2003. By 2005, Forrester Research, Inc., a Massachusetts independent technology research company, predicts that wireless services, transmission of audio, video and data, will generate nearly $60 billion in revenues. The Zeppelin Radio will be intended to provide existing wireless service providers with the ability to upgrade (increase their speed of transmission) their networks. The initial Zeppelin Radio is intended to have 38 GHz bandwidth, with point-to-multipoint transmission rates up to 155.52 Mbps (OC-1), and with point-to-point transmission rates up to 3 times as fast, at 466.56 Mbps (OC-3). OC-1 is an international protocol standard for sending data transmissions with a rate of
155.52 Mbps.

The Company intends to sell and market the Radio to companies that have or are developing wireless communications networks, such as; (1) communication companies with fiber optic networks, i.e. AT&T, common carriers, i.e. Sprint Communications Co., MCI Worldcom, Inc., other local and long distance telephone companies, and as a "last mile solution" for Internet Service Providers (ISP's), i.e. America On-Line; (2) the competitive local exchange carriers (CLEC), i.e. Bell Atlantic and other local telephone companies, competitive access providers
(CAP), i.e. AT&T, personal communication service (PCS), i.e. Sprint, and cellular markets; and (3) companies that employ their own private communications network. The Company believes that these potential customers will integrate the Radio into their wireless communications system to take advantage of the wireless communications market by providing Internet access, mobile communications and data transmissions for their existing and new customers through the use of the Radio's wireless transmission capabilities.

Currently, most microwave transmissions are conducted at 28 GHz frequencies or lower. The Company believes that the increased interest in the 38 GHz or higher radio frequencies is mainly due to the higher frequency's ability to transmit or receive signals over greater distances. Higher frequency transmissions increases antenna beamwidth control which, in turn permits service providers to re-use assigned frequencies in small geographical areas. The use of smaller beamwidths also reduces transmission errors. Transmission errors occur because transmissions can take multiple routes between transmitter and receiver. Using larger beamwidths creates more routes for transmissions to take when going between transmitter and receiver, thereby increasing the likelihood of errors to occur. The Radio will allow simultaneous two-way transmissions (duplex transfers) through normal weather at up to 15 miles and through the heaviest rainfall, fog, or snow at up to one mile.

Products

The Company intends to develop radios that provide data transmission at a variety of frequencies in the 38 GHz and higher bandwidths. The Company intends to design the different bandwidth radios with a common design. This common design will allow the Company to assemble the different bandwidth radios with as many common components as possible. Currently, the Radio is approximately 6 months into the development of a design, and a prototype is intended to be completed within 6 months from the date at least $2,000,000 of funding is invested in the Company. There are no other products being developed at this time. Until the Radio is completed and manufactured for the marketplace, the Company does not intend to develop any other products. The Radio will physically consist of three components, (1) an outdoor antenna/radio frequency unit (RFU);
(2) an indoor interface Digital Signal Processing Unit (DSPU); and (3) the specialized central processing unit (CPU).

      THE RADIO FREQUENCY UNIT (RFU)
The RFU will send or receive transmission signals to or from other RFUs within line of sight. In the transmission mode, the RFU will receive signals from the DSPU and send the signal to other RFUs. In the receiving mode, the RFU receives signals from other RFUs, which are then relayed to the DSPU for conversion. The RFU will be designed so as to permit easy installation and replacement of the RFU. Many countries have different polarization settings for the Radio to function, therefore, the Company will design the Radio with the capability of changing the polarization of the beamwidth without misaligning the antenna so as to comply with various country settings. The RFU will be easy to maintain and operate.

The RFU is intended to receive its power and control from a single cable. The Company believes that the cable between the RFU and DSPU can be copper coaxial, as is the case in numerous radios built by other companies, or fiber optic cable. The Company believes that fiber optic cables are superior to coaxial cables, as the fiber optic cable reduces the number of transmission errors associated with high bandwidth signals and also allows the RFU and DSPU to be located further apart.

      THE DIGITAL SIGNAL PROCESSING UNIT (DSPU)

      The DSPU is intended to interface with the RFU by a cable. The DSPU receives a signal from the RFU, which it then converts for use by the CPU and conversely, receives signals from the CPU which the DSPU converts for sending by the RFU. The DSPU is an indoor unit which will have an innovative design using proprietary modulation techniques. The Company believes that its DSPU will use proprietary modulation techniques which convert the RFU signal to a digital bit stream at rates up to 155 Mbps (OC-1). The Company intends to design the Radio to handle both very high data transmission rates and multimedia transmission, or any combination of the two. The Company believes that its DSPU's internal design will: (1) reduce the number of parts for the Radio; (2) decrease noise and distortion; and (3) increase the amount of transmissions.

The DSPU is intended to be frequency independent and as such will be compatible with all of the Company's and other manufacturer's radios regardless of the bandwidth. The Company intends to have the communications link between the DSPU and RFU coded for security.

      THE CENTRAL PROCESSING UNIT (CPU)
The CPU is a modified and specialized central processing unit located at the end user's site. The CPU sends or receives signals to or from the DSPU. The specialized Central Processing Unit will act as the electrical/optical interface with the customer's equipment, i.e. computer or phone system. The Company intends to design the CPU with two plug-in modules, with the capability to expand to eight plug-ins. The plug-in modules are intended to allow the customer to connect their various systems into the CPU. The CPU will be connected to the DSPU and to the customers equipment through physical ports. The Company intends to have the CPU support electrical or optical interfaces, in addition to various protocols.

      SOFTWARE/FIRMWARE
The Company intends to develop software which will provide control, diagnostics and maintenance for the Radio. The software will be Windows 95/98 and Windows NT compatible as well as support open architecture network management software systems such as Hewlett Packard Openview or SNMP. The software's function will be to interrogate, upgrade and control the Radio by permitting the user to conduct the necessary controls from a personal computer attached to the Internet. These functions include, but are not limited to; changing frequencies; performing diagnostic tests at the near and far end of the system; and detecting problems in the system. The software is intended to allow the service providers using the Radio to efficiently control the outdoor antenna and remedy many problems through remote access rather than utilizing maintenance personnel.

Intellectual Property

The Company intends to apply for a number of patents, relating to the Zeppelin Radio, with the United States Patent and Trademark Office under the design and functionality standard for patents. Under the design and functionality standard, a patent is granted when a new design is developed for a functioning item. A patent gives the owner exclusive use of that design for fourteen (14) years. It intends on applying for additional patents as the Company fully develops more products and components for the Radio. The Company has entered into Confidentiality agreements with all employees to protect the Company's intellectual property, including any copyrights, patents and trade secrets that the Company may have or may be working on. There can be no assurances that the Company will be issued any patents for any part of the Radio it intends to develop. The Company's failure to secure any patent or protect its intellectual property may have a materially adverse effect on the business, financial position and operations of the Company.

Manufacturing

The Company intends to rely on subcontractors to manufacture and assemble the components from the Company's designs that make up the Radio. The Radio's design is intended to have fewer parts and more common components in an effort to standardize the manufacturing process. By using a common design for all its radios, the Company will lower the cost of manufacturing the various radios it intends to develop. Because the radios' components will have electromagnetic parts, which are extremely sensitive during the production process, the Company intends to enforce strict guidelines on any manufacturers employed in manufacturing the Radio. The Company will attempt to locate and employ a suitable subcontractor manufacturer and supplier. The Company's inability to find a manufacturer or supplier would have a materially adverse effect on the Company's financial position and operations.

Competition

The wireless equipment market is experiencing high growth and change. Sales today are led by microwave system manufacturers, such as P-Com Inc., Digital Microwave Corporation and Adaptive Broadband Corporation (formerly California Microwave). As seen by the number of joint ventures with, and acquisitions of, smaller specialized companies, such as DSC

Communications and WPN Communications, traditional core telecommunication companies, such as AT&T and Bell Atlantic, are moving into the wireless market. Because of industry growth forecasts in the wireless market, as previously mentioned, it is expected that the larger core telecommunication companies, i.e. Sprint and BellSouth, will enter the market, thereby increasing competition. Nortel Networks Corp., Bosch Telekom GmbH, Lucent Technologies, Inc., Harris Corporation, Siemens A.G. and Newbridge Corp., all have interests in the wireless market, and all of those companies have financial, marketing, manufacturing and engineering skills greater than the Company. The Company will compete with a number of entities, all of which are larger, have greater resources and more extensive operating histories than the Company. Operating losses may result from this competition which may have a materially adverse effect on the Company.

The Company believes that competitive pressures and high growth in the CLEC, Cellular and PCS markets may create opportunities for significant sales as the service providers attempt to capture a larger share of their markets. Rapid deployment of networks by the service providers and the resulting demand for wireless products has created a current environment with long lead times to secure equipment and equipment shortages. The Company intends to have the product design, manufacturing and distribution strategies directly address these competitive issues. However, there can be no assurance that the Company will be able to compete successfully in the wireless industry.

The wireless communications market is subject to rapid technological change, new product introductions, product obsolescence and changing standards. The Company's ability to be competitive in this industry will depend on, among other things, how quickly it is able to raise capital, its ability to develop a successful Radio and the components that make up the Radio system. The Company may, from time to time, experience delays in completing the Radio. The Company's inability to timely introduce the Radio to the market would result in very few, if any, sales and have a materially adverse effect on the Company's business, financial position and operations.

Government Regulation

Radio communications are subject to the regulation of the United States government and foreign governments. The Company's systems must conform to a variety of domestic and foreign requirements established to avoid interference among users of radio frequencies and to permit interconnection of equipment. In many developed countries, historically the limited availability of frequency spectrum has inhibited the growth of microwave wireless systems. Regulatory bodies worldwide are in the continuing process of adopting new standards for wireless communications. The delays inherent with a government's approval process may cause delays, cancellations or re-scheduling of the purchase and installation of the Company's products by some customers, which may have a materially adverse effect on the Company's financial condition.

All of the Company's customers are required to be licensed by the U.S. Federal Communications Commission ("FCC") or other foreign governments for wireless broadband transmissions. The regulatory environment in which the Company operates is subject to change by government regulation. Such regulatory change could restrict development by the Company's customers, making products obsolete or increasing competition in certain areas of the market. The Company may be required to adjust its products to conform with any such government regulatory modifications, which could be time consuming and financially burdensome. Any such changes could have a materially adverse effect on the Company's financial position and operations.

Sales and Marketing Strategy

The Company's marketing strategy is to sell the Company's products to the core companies within the wireless communications market and develop product recognition as quickly as possible. The marketing program will focus on various industry marketing channels, including: press releases, advertising in trade publication and attending selected trade shows. This program will be designed to support the worldwide sales efforts of the Company.

The Company intends to utilize two basic marketing channels: (1) using sales representatives for direct sales, and (2) using distributors, repeat customers and customer service for indirect sales. The Company believes that these channels will be non-competing marketing channels and that sales through distributors, repeat customers and customer service will only need a few sales personnel to handle the indirect sales channel. The

Company believes that potential opportunities can be identified through industry research, government announcements of licensing activity, and trade publications. The Company's product line will allow the sales personnel, whether direct or indirect, to identify the potential customers that are in the buying cycle stage and then direct all necessary sales energy to those potential customers. The Company believes that this approach increases sales effectiveness, resulting in higher sales and distributor productivity at lower costs per sale.

The Company intends to aggressively market its product on the Internet, through its web site and with targeted advertisements and promotions on other web sites.

Staffing Requirements

      SALES/SUPPORT STAFF
Currently, the Company does not have any full-time employees. Upon sufficient funding and appropriate timing after the Company has developed a prototype Radio, the Company intends to hire a minimum of 2 direct sales representatives, who will be responsible for establishing and managing distributors according to the Company's sales plan. These sales representatives will be trained by the Company's engineers as well as supplied with all literature and documentation to enable them to successfully market the Company's product line. Additionally, the Company intends to establish a technical support center using sub-contractors, which is intended to be operated on a 24 hours a day/ 7 days a week basis. The Center is intended to support both distributors and end users, allowing the Company to provide required services, maintaining an independent customer relationship and keeping a high level of customer satisfaction. However, the Company will not hire any sales staff or establish a technical support center unless the Company receives funding.

The Company intends to maintain an extranet, which allows the Company to electronically link customers and distributers to the Company in a secure, low cost and reliable environment via the Internet, to provide on-line support to its sales representatives, distributors and customers.

      MANAGEMENT

The Company's management team is comprised of individuals who have many years of experience in developing, managing, building and growing technology companies in the competitive national and international environments.

The Company intends to use contract workers whenever possible. The Company currently maintains a staff of four officers (See Item 8 below describing officers), some of whom are presently serving on a part-time basis. Upon additional funding, it is anticipated that approximately 10 people will be hired by the Company within the upcoming year.

Department                          2000
----------                          ----
Corporate Office                     2
Sales and Marketing                  1
Design and Manufacturing             5
Product Support                      1
Finance and Administration           1
                                     -
Total                                10

Regulation D, Rule 504 Offering

In 1999 the Company completed a Regulation D Rule 504 offering, in which the Company offered up to and sold 500,000 shares of common stock, par value $0.001 per share (the "Offering"), at an offering price of $.25 per share (the "Offering Price"). The Offering had been fully subscribed to and a closing Form D was filed with the Securities and Exchange Commission on or about April 6, 1999.

The proceeds from the Offering were approximately $125,000. The following summary, based on management estimates, illustrates the manner in which the net proceeds of the Offering were applied and allocated.

Application                                      Amount
Legal, Accounting, Organization, Filing Fees   $ 25,000
Marketing                                        18,750
Consultants                                      15,000

Capital Equipment                                 6,250
General & Administrative                          7,500
Operating Capital                                40,000
Printing & Mailing                                2,500
                                                -------
                                         Total $125,000

The Company believes that the proceeds from this Offering are adequate for the Company to initiate the preliminary stages of its business plan. The preliminary stages of the business plan are for the Company to conduct market research, develop the design and begin development of the prototype, all of which has commenced. The full implementation of the Company's business plan is to market and manufacture the Radio, which will require additional funds to be obtained through private or public offerings of its securities, joint ventures or other arrangements. The proceeds of any additional funding, if available, will be applied and allocated by the Company, as determined by the board of directors of the Company. There can be no assurances that any securities offerings will take place in the future, or that funds sufficient to meet any of the foregoing needs or plans will be raised. If additional funding is not obtained, then the Company will not be able to execute its business plan.

General Economic and Other Conditions

The Company's business may be adversely affected from time to time by such matters that may be outside the control of the Company and/or its officers and directors such as changes in general economic conditions, real estate, tax law or policy, local and international governments, international relations and related conditions, as they exist in any country where the Company may penetrate markets.

Control by Current Management.

The Company's directors and executive officers and their affiliates beneficially own approximately 17.1% of the outstanding common stock. As a result, current management may be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control could delay or prevent a change in control of the Company or adversely affect the market price of the common stock.

ITEM 2 DESCRIPTION OF PROPERTY

The Company maintains offices at:

            12416 169th Avenue NE
            Redmond, WA 98052

ITEM 3 LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding or claims which, if decided adversely against the Company, would have suc`stock of the Company and there can be no assurance that a trading market will develop, or even if such a trading market should develop, that the common stock may be resold at or near the original purchase price. Any market for the common stock of the Company that may develop will, in all likelihood, be a substantially limited one. The Company has applied to the NASD OTCBB (Bulletin Board) to have its shares listed for trading. There can be no assurance that it will be accepted for trading on the OTCBB.

As of June 15, 2000 the Company had 8,500,000 shares of common stock issued and outstanding held by approximately 90 holders of record. Of these shares, 360,000 shares are freely transferable without restriction or further registration under the Securities Act, unless purchased by "affiliates" of the Company, as that term is defined in Rule 144 under the Securities Act ("Rule 144") described below, which will be subject to the resale limitations of Rule 144. The remaining 8,140,000 shares of common stock, will be "restricted securities" within the meaning of Rule 144 and may not be resold in a public distribution unless they are registered under the Securities Act or are sold pursuant to Rule 144 or another exemption from registration. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year (including the holding period of any prior owner except an affiliate) is entitled to sell publicly, within any three-month period, a number of shares that does not exceed the greater of (i) one percent of the number of shares of common stock then outstanding or (ii) the average weekly reported trading volume of the common stock during the four calendar weeks preceding the filing of a Form 144 with respect to such sale. Sales under Rule 144 are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about the Company. Under Rule 144(k), a person who is not deemed to have been an affiliate of the Company at any time during the 90 days preceding a sale, and who has beneficially owned the shares to be sold for at least two years (including the holding period of any prior owner except an affiliate), is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

The Company has not agreed to register any shares of common or preferred stock under the Securities Act for sale by any of the Company's security holders.

Dividend Policy

The Company does not have a policy of paying dividends, and it is currently anticipated that no cash dividends will be paid. Any future decision to pay cash dividends will be made on the basis of earnings, alternative needs for funds and other conditions existing at the time.

Recent Sales of Unregistered Securities

Since inception, the Company has issued unregistered securities to a limited number of persons as described below.

      (1) Upon the inception of the Company in October, 1998, the Company issued 8,000,000 shares of common stock at a subscription price of $0.001 per share to the founding shareholders; and

      (2) The company offered for sale Common Stock of the Company through a Confidential Offering Circular pursuant to Rule 504 of Regulation D of the Securities Act of 1933. The 504 placement began in October, 1998 and was completed as of April 6, 1999. The offering was for up to 500,000 shares at an offering price of $.25 per share. The Company had sold the maximum amount of shares for a total offering of $125,000. The shares were sold to 87 unaccredited investors.

ITEM 6 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT BASED ON HISTORICAL FACTS, BUT ARE FORWARD-LOOKING STATEMENTS THAT ARE BASED UPON NUMEROUS ASSUMPTIONS ABOUT FUTURE CONDITIONS THAT COULD PROVE NOT TO BE ACCURATE. ACTUAL EVENTS, TRANSACTIONS AND RESULTS MAY MATERIALLY DIFFER FROM THE ANTICIPATED EVENTS, TRANSACTIONS OR RESULTS DESCRIBED IN SUCH STATEMENTS. THE COMPANY'S ABILITY TO CONSUMMATE SUCH TRANSACTIONS AND ACHIEVE SUCH EVENTS OR RESULTS IS SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO: THE EXISTENCE OF, DEMAND FOR, AND ACCEPTANCE OF THE COMPANY'S PRODUCTS AND

SERVICES; THE ABILITY OF THE COMPANY TO DEVELOP NEW AND TIMELY PRODUCTS; THE ABILITY OF THE COMPANY TO MAINTAIN AND EXPAND ITS BUSINESS RELATIONSHIPS; THE EFFECT OF REGULATORY APPROVALS AND DEVELOPMENTS, ECONOMIC CONDITIONS, THE IMPACT OF COMPETITION; AND, OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS THAT ARE BEYOND THE COMPANY'S CONTROL. THE COMPANY UNDERTAKES NO OBLIGATION AND DOES NOT INTEND TO UPDATE, REVISE OR OTHERWISE PUBLICLY RELEASE THE RESULT OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

LIQUIDITY AND CAPITAL RESOURSES

                                    Fiscal
                            -----------------------
                                   1999       1998
                            -----------------------
Total current assets            $14,756    $30,920
Total current liabilities      $169,680    $48,886
                            -----------------------
Working capital Deficiency    ($154,924)  ($17,966)
                            -----------------------

Working capital decreased by $138,958 from December 31, 1998 to December 31, 1999. Cash and equivalents decreased by $15,664 over the same period. The increase in cash and cash equivalents was substantially the product of expenses due to operations and the raising of capital in 1999.

As at the end of December 31, 1999, the Company had no outstanding debt other than customary trade payables.

REVENUE

As at December 31, 1999, the Company did not earn any revenue as it remains a development stage enterprise.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses increased from $426 to $259,663 over 1998. General and administrative expenses represents the initial startup costs, office expenses and professional fees. The increase in general and administrative expenses is primarily due to increase in profession fees that the Company incurred to complete filing of its Reg. D 504 offering with the SEC and NASD.

NET LOSS

The Company's net loss increased from $426 in fiscal year 1998 to $259,663 in fiscal year 1999 due to the increase in general and administrative expenses incurred during the year.

INFLATION

Although the Company believes that inflation has not had a material adverse effect on the results of the operations to date, any increase in costs to the Company could affect the net income or loss of the Company.

FINANCIAL DISCLOSURE

None

ITEM 7 FINANCIAL STATEMENTS

See schedules

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company has no changes in or disagreements with its accountants since the Company's incorporation.

                                    PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information with respect to the directors and executive officers of the Company:

      Name                        Age     Position
      ----                        ---     --------
      Donald J. Cheney            55      President/Director
                                          Secretary/Treasurer

      Fermin A. Romero, Jr.       40      Chief Technology Officer/Director

      Jack McKinley Wilson        67      Director

The Board of Directors will be the governing body of the Company and will set goals and establish policies, will retain qualified executive leadership and will oversee the performance of that leadership for the organization. The Board will be active in that it will meet formally at least on a quarterly basis. The full board may choose to delegate some authority to an executive committee that will meet more frequently and will exercise interim policy making and oversight authority.

Each director will be elected to hold office until the next annual meeting of shareholders and until his successor has been qualified and elected. The following sets forth certain information as well as a brief account of business experience during the past five years of each director and executive officer of the Company.

Current Officers, Directors and Key Employees

Fermin A. Romero, Jr. has been the Company's Chief Technology Officer and Director since May 2000. Mr. Romero currently devotes approximately 50% of his time to the business of the Company. Upon additional funding, Mr. Fermin will devote approximately 100% of his time to the business of the Company. Over the past 19 years he has served as an engineer for several telecommunication companies such as Celltune, AT&T Wireless Services, Sharp and Motorola. Mr. Fermin attended the University of Central Florida, graduating in 1981 with a B.S. Degree in Electronics Engineering; and Arizona State University, graduating in 1988 with a M.S. Degree in Microwave Electronic Engineering.

Donald J. Cheney has served as a Director of the Company since the inception of the Company in October, 1998 and has been the Company's President, Secretary and Treasurer since May 2000. Mr. Cheney currently devotes approximately 50% of his time to the business of the Company. Upon additional funding, Mr. Cheney will devote approximately 100% of his time to the business of the Company. Since 1971 to present, Mr. Cheney has been employed as a school teacher at Federal Way School District #203 in Federal Way, Washington. Mr. Cheney attended La Verne College, graduating with a B.A. Degree in 1965.

Jack McKinley Wilson has served as a Director of the Company since the inception of the Company in October, 1998. Since 1990, Mr. Wilson has been retired from his dental practice. Mr. Wilson attended the University of Washington, graduating with a B.A. Degree in Business Administration in 1956 and received his D.D.S. from the University of Washington in 1964.

ITEM 10   REMUNERATION OF DIRECTORS AND OFFICERS

To date, the Company has paid no compensation to any of its officers or directors. It is the Company's intention, that upon additional funding, in the upcoming year, to compensate certain officers of the Company on a reasonable basis in keeping with industry standards.

Directors of the Company who are not employees of the Company do not receive any compensation for attending meetings of the Board of Directors. Directors are reimbursed for their expenses in attending such meetings. The following table sets forth the compensation for the 4 officers of the Company.

                           Summary Compensation Table

                                 Annual                          Expected
      Name and                Compensation        Total        Compensation
 Principal Position          Year      Salary  Compensation      for 2000
--------------------        -----      ------  ------------    ------------
Fermin A. Romero,           1999         $0         $0              $0
Jr., Chief
Technology Officer

Donald J. Cheney,           1999         $0         $0              $0
President,
Secretary, Treasurer

ITEM 11 SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

As of June 15, 2000, the Company had: (i) 8,500,000 shares of common stock issued and outstanding; and (ii) 525,000 options outstanding to purchase shares of the Company's common stock at a $1.00 a share. The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of June 14, 2000 by: (i) each of the Company's directors; (ii) each of the executive officers; (iii) each person or entity who is known to the Company to beneficially own 5% or more of the outstanding common stock; and (iv) all directors and executive officers of the Company as a group.

  Name and Address of         Number of Shares       Percentage of Class
  Beneficial Owner(2)     Beneficially Owned on a   Beneficially Owned on
  -------------------     Fully Diluted Basis (1)   a Fully Diluted Basis
                          -----------------------   ---------------------
Fermin A. Romero, Jr.              400,000 (3)               4.4%

Paul Minichiello (8)                 3,000,000                33%

Barbara Eisinger (4)             2,025,000                  22.4%

Jack McKinley Wilson                25,000 (5)               0.3%

Donald Cheney                    1,125,000 (6)              12.5%

Hermann Orth (7)                 2,000,000                  22.2%

All Directors and               1,550,0000                  17.1%
executive officers as a
group (3 persons)

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this Registration Statement. Except as otherwise noted, each individual or entity has sole voting and investment power over the securities listed.

(2) The address of each person unless otherwise stated is c/o Zeppelin Software, Inc., 12416 169th Avenue NE, Redmond, WA 98052.


(3) Includes 400,000 options issued under the Company's 1998 Non-Qualified Stock Option Plan, to purchase shares of the Company's common stock at a $1.00 a shares.

(4)   Address is #9, 233 East 6th Avenue, North Vancouver, BC V7L 1P4 Canada.

(5) Includes 25,000 options issued under the Company's 1998 Non-Qualified Stock Option Plan, to purchase shares of the Company's common stock at a $1.00 a shares.

(6) Includes 100,000 options issued under the Company's 1998 Non-Qualified Stock Option Plan, to purchase shares of the Company's common stock at a $1.00 a shares.

(7)   Address is 2452 Marine Drive, West Vancouver, BC V7V-1L1 Canada

(8)   Address is 64 Laurie Crescent, West Vancouver BC Canada V7S-187

Changes in Control

The Company is not aware of any arrangements, including the pledge by any person of securities of the Company, which may at a subsequent date result in a change in control of the Company.

Certain Provisions of Delaware Law

The Company is a Delaware corporation and is subject to the provisions of
Section 203 of the Delaware General Corporation Law ("DGCL"). In general,
Section 203 prevents an "interested stockholder" (defined generally as a person owning 15% or more of the Company's outstanding voting stock) from engaging in a "business combination" (as defined in Section 203) with the Company for three years following the date that person became an interested stockholder unless
(i)before that person became an interested stockholder or approved the business combination, (ii) upon completion of the transaction that resulted in the interested stockholder becoming an interested stockholder the interested stockholder owned at least 85% of the voting stock of the Company outstanding at the time the transaction commenced (excluding stock held by directors who are also officers of the Company and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer) or (iii) on or following the date of which that person became an interested stockholder, the business combination is approved by the Company's board of directors and authorized at a meeting of stockholders by the affirmative vote of the holders of at least 66 2/3% of the outstanding voting stock of the Company not owed by the interested stockholder.

Under Section 203 of the DGCL, these restrictions do not apply to certain business combinations proposed by an interested stockholder following the announcement or notification of one of certain extraordinary transactions involving the Company and a person who was not an interested stockholder during the previous three years or who became an interested stockholder with the approval of a majority of the Company's directors, if that extraordinary transaction is approved or not opposed by a majority of the directors (but not less than one) who were directors before any person became an interested stockholder in the previous three years or who were recommended for election or elected to succeed such directors by a majority of such directors then in office.

Under Section 162 of the DGCL, the board of directors of the Company can, without stockholders approval, issue authorized but unissued shares of capital stock, which may have the effect of delaying deferring or preventing a change of control of the Company.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

None.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8K

      (a)   No Exhibts.

      (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                     PART IV

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ZEPPELIN SOFTWARE, INC.

                               By:\s\ Donald J. Cheney
                                  --------------------
                                  Donald J. Cheney
                                  President, Secretary, Treasurer and a Director

June 30, 2000

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

\s\ Donald J. Cheney
-------------------------
Donald J. Cheney
Director                                  Date: June 30, 2000

\s\ Fermin A. Romero, Jr.
-------------------------
Fermin A. Romero, Jr.
Director                                  Dated: June 30, 2000

\s\ Jack McKinley Wilson
-------------------------
Jack McKinley Wilson
Director                                  Date:  June 30, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999

                                  ------------

                              Financial Statements
                                Index to Exhibits
                                    Exhibits

ITEM 17 EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS

FINANCIAL STATEMENT

INDEX TO FINANCIAL STATEMENTS

Auditors Report

Balance Sheets as at December 31, 1999 and 1998

Statements of Operations and Deficit for year ended December 31, 1999 and for period from October 2, 1998(date of incorporation) to December 31, 1998 and for period from December 15, 1997(date of incorporation) to December 31, 1999

Statements of Cash Flows for the year ended December 31, 1999 and for period from October 2, 1998 (date of incorporation) to December 31, 1998 and for period from October 2, 1998 (date of incorporation) to December 31, 1999

Notes to Financial Statements for period from October 2, 1998 (date of incorporation) to December 31, 1999, year ended December 31, 1999 and period from October 2, 1998 to December 31, 1998

                             ZEPPELIN SOFTWARE, INC.
                             -----------------------
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                             -----------------------
                                DECEMBER 31, 1999
                             -----------------------

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
INDEPENDENT AUDITORS' REPORT                                                 1

FINANCIAL STATEMENTS:

    BALANCE SHEETS                                                           2

    STATEMENTS OF OPERATIONS                                                 3

    STATEMENTS OF CASH FLOWS                                             4 - 5

    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)                              6

    NOTES TO FINANCIAL STATEMENTS                                       7 - 10

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Zeppelin Software, Inc.:

      We have audited the accompanying balance sheets of Zeppelin Software, Inc., a Delaware corporation, as at December 31, 1999 and 1998 and the related statements of operations, cash flows and stockholders' equity (deficit) for the year ended December 31, 1999 and for the period October 2, 1998 (inception) to December 31, 1998 and from inception on October 2, 1998 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeppelin Software, Inc. as at December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period October 2, 1998 (inception) to December 31, 1998 and from inception on October 2, 1998 through December 31, 1999, in conformity with generally accepted accounting principles.

                                                       Freeman & Davis LLP

New York, New York
March 30, 2000

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                  --------------------------------
                                                                                      1999                1998
                                                                                  --------------     -------------
                                     ASSETS

CURRENT ASSETS
 Cash                                                                               $  14,756           $30,420
 Prepaid expenses                                                                                           500
                                                                                    ---------           -------

  TOTAL CURRENT ASSETS                                                                 14,756            30,920

PLANT AND EQUIPMENT - net of accumulated depreciation
 of $609 in 1999                                                                        5,479             6,088

OTHER ASSETS
 Expenses preparatory to an offering of the
  Company's common stock                                                                                 11,878
                                                                                    ---------           -------

                                                                                    $  20,235           $48,886
                                                                                    =========           =======

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                                                   $  71,580           $16,800
  Due to shareholders of common stock                                                  98,100            30,000
                                                                                    ---------          --------

         TOTAL CURRENT LIABILITIES                                                    169,680            46,800
                                                                                    ---------          --------

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $0.001 par value per share:
         Authorized and unissued                   5,000,000 shares
 Common stock, $0.001 par value per share:
         Authorized                               95,000,000 shares
         Issued: 8,500,000 shares in 1999; 2,000,000 shares in 1998                     8,500             2,000
         Subscribed                                6,000,000 shares                                       6,000
   Additional paid-in capital                                                         102,144
   Deficit accumulated during the development stage                                  (260,089)             (426)
                                                                                    ---------          --------
                                                                                     (149,445)            7,574
   Less: Common stock subscriptions receivable (6,000,000 shares)                                        (5,488)
                                                                                    ---------          --------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (149,445)            2,086
                                                                                    ---------          --------

                                                                                    $  20,235           $48,886
                                                                                    =========           =======

The accompanying notes are an integral part of these financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                          YEAR ENDED         CUMULATIVE:
                                                                          DECEMBER 31,        OCTOBER 2,
                                                                            1998                1998
                                                    YEAR ENDED           (INCEPTION -       (INCEPTION) TO
                                                   DECEMBER 31,           OCTOBER 2,          DECEMBER 31,
                                                       1999                 1998)                 1999
                                                   ------------          -------------      --------------
REVENUE                                              $      --             $      --             $      --
                                                     ---------             ---------             ---------

EXPENSES
   Research and development costs                      180,000                                     180,000
   General and administrative expenses                  79,054                   426                79,480
   Depreciation expense                                    609                                         609
                                                     ---------             ---------             ---------

TOTAL EXPENSES                                         259,663                   426               260,089
                                                     ---------             ---------             ---------

NET LOSS                                             $(259,663)            $    (426)            $(260,089)
                                                     =========             =========             =========

The accompanying notes are an integral part of these financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                YEAR ENDED         CUMULATIVE:
                                                                                                DECEMBER 31,       OCTOBER 2,
                                                                                                   1998              1998
                                                                            YEAR ENDED          (INCEPTION -     (INCEPTION) TO
                                                                            DECEMBER 31,          OCTOBER 2,       DECEMBER 31,
                                                                               1999                 1998)            1999
                                                                            -------------       ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $(259,663)           $    (426)           $(260,089)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Noncash item:
            Depreciation of equipment                                             609                                        609
         (Increase) decrease in prepaid expenses                                  500                 (500)
         Increase in accounts payable                                          71,580                                     71,580
                                                                            ---------            ---------            ---------

NET CASH USED IN OPERATING ACTIVITIES                                        (186,974)                (926)             (187,900)
                                                                            ---------            ---------            ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Payments for the purchase of equipment                                      (6,088)                                    (6,088)
                                                                            ---------            ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from shareholders of common stock                                  68,100               30,000               98,100
   Proceeds from common stock subscriptions                                     5,488                2,512                8,000
   Proceeds from issuance of common stock                                     125,000                                   125,000
   Payments for expenses preparatory to an
      offering of the Company's common stock                                  (21,190)              (1,166)             (22,356)
                                                                            ---------            ---------            ---------

NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                                                 177,398               31,346              208,744
                                                                            ---------            ---------            ---------

NET INCREASE (DECREASE) IN CASH                                               (15,664)              30,420               14,756

CASH AT BEGINNING OF PERIOD                                                    30,420
                                                                            ---------            ---------            ---------

CASH AT END OF PERIOD                                                       $  14,756            $  30,420            $  14,756
                                                                            =========            =========            =========

                                   (CONTINUED)

The accompanying notes are an integral part of these financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                        YEAR ENDED              CUMULATIVE:
                                                                                       DECEMBER 31,             OCTOBER 2,
                                                                                           1998                    1998
                                                                  YEAR ENDED           (INCEPTION -           (INCEPTION) TO
                                                                  DECEMBER 31,           OCTOBER 2,             DECEMBER 31,
                                                                    1999                   1998)                   1999
                                                                 -------------         ------------           --------------
SUPPLEMENTAL INFORMATION ABOUT
   CASH PAYMENTS IS AS FOLLOWS:
      Cash payments of interest                                  $    --                 $    --                $    --
      Cash payments for income taxes                             $    --                 $    --                $    --
      Equipment financed by accounts
         payable                                                 $    --                 $ 6,088                $    --
      Expenses preparatory to an offering of the
         Company's common stock financed by
         accounts payable                                        $    --                 $10,712                $    --
      Common stock subscription received for
         subscribed common stock                                 $    --                 $ 5,488                $    --

The accompanying notes are an integral part of these financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                OCTOBER 2, 1998 (INCEPTION) TO DECEMBER 31, 1999


                                                                                              COMMON STOCK
                                                                          -----------------------------------------------------

                                                                                    ISSUED                      SUBSCRIBED
                                                                          ---------------------          ----------------------

                                                             TOTAL         SHARES        AMOUNT            SHARES        AMOUNT
                                                           ---------      --------       ------          ---------       ------
Common stock issued for cash                                $ 2,000      2,000,000       $2,000                         $

Common stock subscribed                                         512                                     6,000,000        6,000

Loss - October 2, 1998 to December 31, 1998                    (426)
                                                          ---------      ---------       ------         ---------       ------

Balance - December 31, 1998                                   2,086      2,000,000        2,000         6,000,000        6,000

Common stock issued to subscribers                            5,488      6,000,000        6,000        (6,000,000)      (6,000)

Common shares issued in a securities offering - net         102,644        500,000          500

Loss - Year ended December 31, 1999                        (259,663)
                                                          ---------      ---------       ------        ----------       ------

Balance (deficit) - December 31, 1999                     $(149,445)     8,500,000       $8,500                         $
                                                          =========      =========       ======        ==========       ======

                                                                                        DEFICIT
                                                                                      ACCUMULATED
                                                                   ADDITIONAL         DURING THE           COMMON STOCK
                                                                    PAID-IN           DEVELOPMENT          SUBSCRIPTION
                                                                    CAPITAL              STAGE               RECEIVABLE
                                                                   ----------         -----------          -------------
Common stock issued for cash                                         $                 $                      $

Common stock subscribed                                                                                          (5,488)

Loss - October 2, 1998 to December 31, 1998                                                 (426)
                                                                      --------         ----------              --------

Balance - December 31, 1998                                                                 (426)                (5,488)

Common stock issued to subscribers                                                                                5,488

Common shares issued in a securities offering - net                   102,144

Loss - Year ended December 31, 1999                                                     (259,663)
                                                                     --------          ---------               --------

Balance (deficit) - December 31, 1999                                $102,144          $(260,089)             $
                                                                     ========          =========               ========

The accompanying notes are an integral part of these financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES

            Zeppelin Software, Inc. ("Company") was organized on October 2, 1998 under the laws of the State of Delaware. The Company was formed for the express purpose of developing digital microwave products. The Company is presently in its development stage and intends to develop new wireless products, including the designing and manufacturing of an ultra-high bandwidth digital microwave radio. There can be no assurance that the Company will achieve its goals.

      OFFERING OF THE COMPANY'S COMMON STOCK

            During 1999, the Company completed an offering of 500,000 shares of its common stock at an offering price of $.25 per share to qualified investors. Pursuant to the offering, the Company received $125,000, less $22,356 of costs associated with the offering, for net proceeds of $102,644. The offering was made pursuant to the exemptions from registration with the Securities and Exchange Commission (SEC) provided by Regulation D, Rule 504, of the 1933 Act, and under applicable state laws, rules and regulations.

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

      CONCENTRATIONS OF CREDIT RISK

            Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist principally of cash.

            The Company maintains its cash balances in a financial institution located in Canada. The balances are not protected by depositors insurance. The Company has not incurred any losses with respect to the balances.

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PLANT AND EQUIPMENT

            Plant and equipment are stated at cost, less accumulated depreciation. The cost of major improvements and betterments to existing plant and equipment are capitalized, while maintenance and repairs are charged to expense when incurred. Upon retirement or other disposal of plant and equipment, the profit realized or loss sustained on such transaction is reflected in income. Depreciation is computed on the cost of plant and equipment on the straight-line method, based upon the estimated 5 year useful life of the assets.

      INCOME TAXES

            The Company has incurred net operating losses for federal income tax purposes during the current and prior tax years. Such losses, in the approximate amount of $180,000 are available through December 31, 2019 as deductions from future income otherwise subject to income taxes.

            The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes", which requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. No deferred tax assets are recognized in the balance sheets as at December 31, 1999 and 1998 in connection with the Company's net operating losses inasmuch as a full valuation allowance has been established by management.

      OTHER COMPREHENSIVE INCOME

            Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", established standards for reporting and display of comprehensive income and its components in the financial statements. Besides net income, SFAS No. 130 requires the reporting of other comprehensive income, defined as revenues, expenses, gains and losses that under generally accepted accounting principles are not included in net income. As at December 31, 1999 and 1998, the Company had no items of other comprehensive income and as a result, no additional disclosure is included in the financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

NOTE 2. COMMON STOCK SUBSCRIPTIONS RECEIVABLE

            An outstanding balance of $5,488 was due at December 31, 1998 of a total subscription price of $6,000 from subscribers to 6,000,000 shares of the common stock of the Company. The balance is reflected in the balance sheet at December 31, 1998 as a reduction of stockholders' equity. Payment of the entire balance due was received by the Company in 1999.


NOTE 3. DUE TO COMMON STOCKHOLDERS (1999 - $98,100; 1998 - $30,000)

            At year-end dates there are outstanding advances from certain common stockholders, which are noninterest bearing. Repayment provisions are informal in nature and accordingly, the advances are reflected as current liabilities in the balance sheets at December 31, 1999 and 1998.


NOTE 4. RELATED PARTY TRANSACTION

            In January 1999, the Company began receiving certain consulting services from a company which is deemed to be a related party due to common management.

            The consulting services are expected to continue on an informal basis month to month. Consulting fees currently amount to $15,000 per month and aggregate $180,000 for the year ended December 31, 1999.

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

NOTE 5. NONQUALIFIED STOCK OPTION PLAN

            The Company has established a nonqualified stock option plan pursuant to which up to 1,000,000 shares of its common stock can be set aside to promote the growth and profitability of the Company by providing certain executives, directors and other employees or consultants with an additional incentive to achieve Company objectives and to attract and retain competent personnel.

            In 1999, the Company granted options to two directors for the purchase of an aggregate of up to 125,000 shares of the Company's common stock at an exercise price of $1.00 per share which expires 5 years after the grant date.

            The Company accounts for stock-based compensation using the fair value method prescribed in SFAS No. 123 "Accounting for Stock-Based Compensation", under which compensation cost for stock options is measured at the grant date based on the fair value of the options. Such cost is recognized over the service period.

            The fair value of each option issued is estimated on the date of the grant using the Black- Scholes option pricing model with the following assumptions: risk free interest rate of 6%, dividend yield of 0%, volatility factors of the expected market price of the Company's stock of 0% and the expected life of an option of five years.

            Stock-based compensation cost charged to operations for the year ended December 31, 1999 was zero.

NOTE 6. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

            The estimate of the fair value of each class of financial instruments for which it is practicable to estimate that value is based on the following methods and assumptions:

      CASH, ACCOUNTS PAYABLE AND AMOUNTS DUE TO COMMON STOCKHOLDERS:

            The carrying amounts of these items are assumed to be a reasonable estimate of their fair value due to their short-term nature.