Form 10QSB
period 2000-03-31
ZEPPELIN SOFTWARE INC
filed 2000-07-18
CIK 1085203

As filed with the Securities and Exchange Commission July 16, 2000
--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------
                                   FORM 10-QSB
                            -------------------------


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2000.

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

                              12416 169th Ave. N.E.
                                Redmond, WA 98052
                                 (206) 979-5066

          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES
                        AND PRINCIPAL PLACE OF BUSINESS)

                                   Copies to:

                                STANLEY MOSKOWITZ
                              ROSENMAN & COLIN LLP
                               575 MADISON AVENUE
                             NEW YORK, NY 10022-2585
                                 (212) 940-8800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $ 0.001 per share
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 15, 2000, there were approximately 8,500,000 shares of the Company's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

TABLE OF CONTENTS

PART I

      ITEM 1      FINANCIAL STATEMENTS

                  Balance Sheet as of March 31, 2000, March 31, 1999 and December 31, 1999

                  Results of Operations for the three months ended March 31, 2000, March 31, 1999, and cumulative from inception on October 2, 1998

                  Statement of Cash Flow for the three months ended March 31, 2000, March 31, 1999, and cumulative from inception on October 2, 1998

                  Notes to Financial Statements

      ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS

PART II

      ITEM 1      LEGAL PROCEEDINGS

                           ZEPPELIN SOFTWARE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                                 FORM 10-QSB

                     FOR THE QUARTER ENDED MARCH 31, 2000






PART 1. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                BALANCE SHEETS AS OF MARCH 31, 2000, MARCH 31, 1999 AND DECEMBER 31, 1999

                INTERIM STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000, MARCH 31, 1999 AND CUMULATIVE FROM INCEPTION ON OCTOBER 2, 1998

                INTERIM STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2000, MARCH 31, 1999 AND CUMULATIVE FROM INCEPTION ON OCTOBER 2, 1998

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD OCTOBER 2, 1998 (INCEPTION) TO MARCH 31, 2000

                NOTES TO INTERIM FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                              ZEPPELIN SOFTWARE, INC.
                                           (A DEVELOPMENT STAGE COMPANY)

                                                  BALANCE SHEETS




                                                                     MARCH 31,          MARCH 31,           DECEMBER 31,
                                                                       2000               1999                  1999
                                                                    ----------          ---------            ----------
                                                                    (UNAUDITED)        (UNAUDITED)           (AUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS

   Cash                                                            $        30           $ 31,657            $   14,756

PLANT AND EQUIPMENT - net of accumulated
   depreciation of $913, $152 and $609, respectively                     5,175              5,936                 5,479
                                                                    ----------          ---------            ----------

                                                                   $     5,205          $  37,593            $   20,235
                                                                   ===========          =========            ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                 $   78,224           $ 23,012             $  71,580
   Due to stockholders of common shares                                130,574                539                98,100
                                                                    ----------          ---------            ----------

     TOTAL CURRENT LIABILITIES                                         208,798             23,551               169,680
                                                                    ----------          ---------             ---------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.001 par value per share:
        Authorized and unissued   5,000,000 shares
   Common stock, $0.001 par value per share:
        Authorized                 95,000,000 shares
        Issued and outstanding     8,500,000, 8,377,000
                                   and 8,500,000 shares,
                                    respectively                         8,500              8,377                 8,500
   Additional paid-in capital                                          102,144             71,517               102,144
   Deficit accumulated during the development
      stage                                                           (314,237)           (65,852)             (260,089)
                                                                    ----------          ---------            ----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             (203,593)            14,042              (149,445)
                                                                    ----------          ---------            ----------

                                                                   $     5,205          $  37,593            $   20,235
                                                                   ===========          =========            ==========


The accompanying notes are an integral part of these financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                    (With Cumulative Figures from Inception)
                                   (UNAUDITED)




                                                         FOR THE THREE           FOR THE THREE          OCTOBER 2, 1998
                                                          MONTHS ENDED            MONTHS ENDED          (INCEPTION) TO
                                                         MARCH 31, 2000          MARCH 31, 1999          MARCH 31, 2000
                                                         --------------          --------------          --------------

REVENUE                                                   $        -                $     -               $       -
                                                          -------------             -----------           -------------

EXPENSES

   Research and development expenses                             45,000                  62,157                 225,000
   General and administrative expenses                            8,844                   3,117                  88,324
   Depreciation                                                     304                     152                     913
                                                          -------------             -----------           -------------

TOTAL EXPENSES                                                   54,148                  65,426                 314,237
                                                          -------------             -----------           -------------

NET LOSS                                                  $     (54,148)            $   (65,426)          $    (314,237)
                                                          =============             ===========           =============


The accompanying notes are an integral part of these financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                    (With Cumulative Figures from Inception)
                                   (UNAUDITED)




                                                            FOR THE THREE           FOR THE THREE           OCTOBER 2, 1998
                                                            MONTHS ENDED            MONTHS ENDED            (INCEPTION) TO
                                                            MARCH 31, 2000          MARCH 31, 1999           MARCH 31, 2000
                                                            --------------          --------------           --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $      (54,148)         $      (65,426)          $     (314,237)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
         Noncash items:
            Depreciation of equipment                                  304                     152                      913
         Decrease in prepaid expenses                                                          500
         Increase in accounts payable                                6,644                   1,822                   78,224
                                                            --------------          --------------           --------------

NET CASH USED IN OPERATING ACTIVITIES                              (47,200)                (62,952)                (235,100)
                                                            --------------          --------------           --------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Payments for the purchase of equipment                                                   (6,088)                  (6,088)
                                                            --------------          --------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from (repayments to) stockholders
      of common shares, net                                         32,474                 (29,461)                 130,574
   Proceeds from common stock subscriptions                                                  5,488                    8,000
   Proceeds from issuance of common stock                                                   94,250                  125,000
   Payments for expenses preparatory to an
      offering to the Company's common stock                                                                        (22,356)
                                                            --------------          --------------           --------------

NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                                       32,474                  70,277                  241,218
                                                            --------------          --------------           --------------

NET INCREASE (DECREASE) IN CASH                                    (14,726)                  1,237                       30

CASH AT BEGINNING OF PERIOD                                         14,756                  30,420
                                                            --------------          --------------           --------------

CASH AT END OF PERIOD                                       $           30          $       31,657           $           30
                                                            ==============          ==============           ==============

                                   (CONTINUED)


The accompanying notes are an integral part of these financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                    (With Cumulative Figures from Inception)
                                   (UNAUDITED)





                                                            FOR THE THREE           FOR THE THREE           OCTOBER 2, 1998
                                                            MONTHS ENDED            MONTHS ENDED            (INCEPTION) TO
                                                            MARCH 31, 2000          MARCH 31, 1999           MARCH 31, 2000
                                                            --------------          --------------           --------------

SUPPLEMENTAL INFORMATION ABOUT
   CASH PAYMENTS IS AS FOLLOWS:
      Cash payments of interest                                 $     -                 $      -                $      -
      Cash payments for income taxes                            $     -                 $      -                $      -

SUPPLEMENTAL INFORMATION ABOUT
   NONCASH FINANCING ACTIVITIES:
      Expenses preparatory to an offering of
         the Company's common stock financed
         by accounts payable                                     $     -                $  10,478               $      -


The accompanying notes are an integral part of these financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  OCTOBER 2, 1998 (INCEPTION) TO MARCH 31, 2000
                                   (UNAUDITED)



                                                                                              COMMON STOCK
                                                                       ------------------------------------------------------------


                                                                                  ISSUED                       SUBSCRIBED
                                                                       ----------------------------    ----------------------------
                                                          TOTAL           SHARES           AMOUNT         SHARES          AMOUNT
                                                       ------------    ------------    ------------    ------------    ------------

Common stock issued for cash                           $      2,000       2,000,000          $2,000                    $

Common stock subscribed                                         512                                       6,000,000           6,000

Loss - October 2, 1998 to December 31, 1998                    (426)
                                                       ------------    ------------    ------------    ------------    ------------

Balance - December 31, 1998                                   2,086       2,000,000           2,000       6,000,000           6,000

Common stock issued to subscribers                            5,488       6,000,000           6,000      (6,000,000)         (6,000)

Common shares issued in a securities offering - net         102,644         500,000             500

Loss - Year ended December 31, 1999                        (259,663)
                                                       ------------    ------------    ------------    ------------    ------------

Balance (deficit) - December 31, 1999                      (149,445)      8,500,000          $8,500

Loss - Three months ended March 31, 2000                    (54,148)
                                                       ------------    ------------    ------------    ------------    ------------

Balance (deficit) - March 31, 2000                     $   (203,593)      8,500,000          $8,500                    $
                                                       ============    ============    ============    ============    ============





                                                                         DEFICIT
                                                                        ACCUMULATED
                                                        ADDITIONAL       DURING THE    COMMON STOCK
                                                         PAID-IN        DEVELOPMENT    SUBSCRIPTION
                                                         CAPITAL           STAGE        RECEIVABLE
                                                       ------------    ------------    ------------

Common stock issued for cash                           $               $               $

Common stock subscribed                                                                      (5,488)

Loss - October 2, 1998 to December 31, 1998                                    (426)
                                                       ------------    ------------    ------------

Balance - December 31, 1998                                                    (426)         (5,488)

Common stock issued to subscribers                                                            5,488

Common shares issued in a securities offering - net         102,144

Loss - Year ended December 31, 1999                                        (259,663)
                                                       ------------    ------------    ------------

Balance (deficit) - December 31, 1999                       102,144        (260,089)

Loss - Three months ended March 31, 2000                                    (54,148)
                                                       ------------    ------------    ------------

Balance (deficit) - March 31, 2000                     $    102,144    $   (314,237)   $
                                                       ============    ============    ============



The accompanying notes are an integral part of these financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2000


NOTE 1.   STATEMENT OF INFORMATION FURNISHED

          The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Zeppelin Software, Inc. as of March 31, 2000 and 1999, and the results of operations and statements of cash flows for the three months ended March 31, 2000, March 31, 1999 and cumulative from inception on October 2, 1998 and the statement of stockholders' equity (deficit) for the period October 2, 1998 (inception) to March 31, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 financial statements.

          Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1999 financial statements.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)

                        THREE MONTHS ENDED MARCH 31, 2000






NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3.   GOING CONCERN

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon obtaining financing and/or raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional funds to begin its intended operations.

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS

Zeppelin Software, Inc. d.b.a. Zeppelin Wireless Technology (the "Company"), was incorporated in October 1998 for the express purpose of developing digital microwave products. The Company intends to develop new wireless products, including the designing and manufacturing of an ultra-high bandwidth digital microwave radio.

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

Currently, the Company has sufficient capital, due to its 1998 Private Placement Offering to maintain limited operations. The operations will be limited to seeking out additional capital during the next twelve months. Once the Company begins trading on the NASDAQ Bulletin Board, the Company intends to seek funding of $1.5 million to $5 million through a private placement.

To fully implement the business plan of manufacturing, marketing and selling the radio, the Company has projected that it will need approximately $5 million. Upon funding, the Company will use the proceeds initially to design and develop a prototype of a digital microwave radio. The Company projects that it will spend approximately $1.3 million on engineering salaries and expenses and $1.75 million on capital equipment expenditures. The remaining funds will be spent on general and administrative expenses, marketing and operating capital. The Company anticipates that it will take approximately 6 to 8 months from the receipt of funding to develop a prototype radio and approximately 8 to 10 months, after the completion of the prototype radio, to complete field tests for a commercially saleable radio.

The Company currently maintains a staff of four officers some of whom are presently serving on a part-time basis. Upon additional funding, it is anticipated that approximately 10 people will be hired by the Company within the upcoming year.

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

                             ZEPPELIN SOFTWARE, INC.

                             By:  \s\ Donald J. Cheney
                                  ------------------------------
                                  Donald J. Cheney

                                  President, Secretary, Treasurer and a Director

July 15, 2000


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


 \s\ Donald J. Cheney
-------------------------
Donald J. Cheney

Director                                  Date: July 15, 2000

\s\ Fermin A. Romero, Jr.
-------------------------
Fermin A. Romero, Jr.
Director                                  Date: July 15, 2000


\s\ Jack McKinley Wilson
-------------------------
Jack McKinley Wilson
Director                                  Date: July 15, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2000

                                  ------------