Form 10QSB
period 2000-06-30
ZEPPELIN SOFTWARE INC
filed 2000-08-22
CIK 1085203

As filed with the Securities and Exchange Commission August 14, 2000
--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------
                                   FORM 10-QSB
                            -------------------------


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000.

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission file number: 0-26373

                            -------------------------
                             ZEPPELIN SOFTWARE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                            -------------------------

         DELAWARE                           3663                     98-0196717
(STATE OR JURISDICTION OF        (PRIMARY STANDARD INDUSTRIAL    (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)  CLASSIFICATION CODE NUMBER)       IDENTIFICATION NUMBER)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 10, 2000, there were approximately 8,500,000 shares of the Company's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

TABLE OF CONTENTS

PART I

         ITEM 1            FINANCIAL STATEMENTS

                           Balance Sheet as of June 30, 2000, March 31, 1999 and December 31, 1999

                           Interim Statements of Operations for the three months and six months ended June 30, 2000 and 1999 and cumulative from inception on October 2, 1998

                           Interim Statement of Cash Flow for the six months ended June 30, 2000, and 1999 and cumulative from inception on October 2, 1998

                           Statement of Stockholder's Equity (Deficit) for the period October 2, 1998 (inception) to June 30, 2000

                           Notes to Financial Statements for the six months ended June 30, 2000

         ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS

PART II

         ITEM 1            LEGAL PROCEEDINGS

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000






PART 1.     FINANCIAL INFORMATION

            ITEM 1.     FINANCIAL STATEMENTS

                        BALANCE SHEETS AS OF JUNE 30, 2000 AND DECEMBER 31, 1999

                        INTERIM  STATEMENTS OF  OPERATIONS  FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000
                        AND 1999 AND CUMULATIVE FROM INCEPTION ON OCTOBER 2, 1998

                        INTERIM  STATEMENTS  OF CASH  FLOWS FOR THE SIX  MONTHS  ENDED  JUNE 30,  2000 AND 1999 AND
                        CUMULATIVE FROM INCEPTION ON OCTOBER 2, 1998

                        STATEMENT OF  STOCKHOLDERS'  EQUITY (DEFICIT) FOR THE PERIOD OCTOBER 2, 1998 (INCEPTION) TO
                        JUNE 30, 2000

                        NOTES TO INTERIM FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2000

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                        JUNE 30,             DECEMBER 31,
                                                                                          2000                  1999
                                                                                      -----------            ----------

                               ASSETS

CURRENT ASSETS

   Cash                                                                               $        78            $   14,756

PLANT AND EQUIPMENT - net of accumulated
   depreciation of $1,218 and $609, respectively                                            4,870                 5,479
                                                                                      -----------            ----------

                                                                                      $     4,948            $   20,235
                                                                                      ===========            ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                                   $     82,753           $   71,580
   Due to stockholders of common shares                                                    132,618               98,100
                                                                                      -----------            ----------

     TOTAL CURRENT LIABILITIES                                                             215,371              169,680
                                                                                      -----------            ----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.001 par value per share:
        Authorized and unissued   5,000,000 shares
   Common stock, $0.001 par value per share:

        Authorized                95,000,000 shares

        Issued and outstanding     8,500,000 shares                                         8,500                 8,500
   Additional paid-in capital                                                             102,144               102,144
   Deficit accumulated during the development
      stage                                                                              (321,067)             (260,089)
                                                                                      -----------            ----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                (210,423)             (149,445)
                                                                                      -----------            ----------

                                                                                      $     4,948            $   20,235
                                                                                     ============            ==========

   The accompanying notes are an integral part of these financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                    (With Cumulative Figures from Inception)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30,                         JUNE 30,
                                             --------------------------        --------------------------      OCTOBER 2, 1998
                                                                                                               (INCEPTION) TO
                                                2000            1999             2000             1999         JUNE 30, 2000
                                             ---------        ---------        ---------        ---------        ---------

REVENUE                                       $    -          $     -         $      -        $       -        $       -
                                             ---------        ---------        ---------        ---------        ---------
EXPENSES
--------
   Research and development expenses                             34,146           45,000           96,303          225,000
   General and administrative expenses           6,525           33,750           15,369           36,867           94,849
   Depreciation                                    305              152              609              304            1,218
                                             ---------        ---------        ---------        ---------        ---------
TOTAL EXPENSES                                   6,830           68,048           60,978          133,474          321,067
                                             ---------        ---------        ---------        ---------        ---------

NET LOSS                                     $  (6,830)       $ (68,048)       $ (60,978)       $(133,474)       $(321,067)
                                             =========        =========        =========        =========        =========


   The accompanying notes are an integral part of these financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                    (With Cumulative Figures from Inception)
                                   (UNAUDITED)




                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,                      OCTOBER 2, 1998
                                                                ------------------------------           (INCEPTION) TO
                                                                   2000              1999                JUNE 30, 2000
                                                                ----------        ------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $ (60,978)        $(133,474)            $(321,067)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
         Noncash items:
            Depreciation of equipment                                   609               304                 1,218
         Decrease in prepaid expenses                                                     500
         Increase in other current assets                                                (488)
         Increase in accounts payable                                11,173            32,605                82,753
                                                                  ---------         ---------             ---------

NET CASH USED IN OPERATING ACTIVITIES                               (49,196)         (100,553)             (237,096)
                                                                  ---------         ---------             ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Payments for the purchase of equipment                                              (6,088)               (6,088)
                                                                  ---------         ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from (repayments to) stockholders
      of common shares, net                                          34,518                                 130,618
   Proceeds from common stock subscriptions                                             5,488                 8,000
   Proceeds from issuance of common stock                                             125,000               125,000
   Payments for expenses preparatory to an
      offering to the Company's common stock                                          (21,190)              (22,356)
                                                                  ---------         ---------             ---------

NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                                        34,518           109,298               243,262
                                                                  ---------         ---------             ---------

NET INCREASE (DECREASE) IN CASH                                     (14,678)            2,657                    78

CASH AT BEGINNING OF PERIOD                                          14,756            30,420
                                                                  ---------         ---------             ---------

CASH AT END OF PERIOD                                             $      78         $  33,077             $      78
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

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                    (With Cumulative Figures from Inception)
                                   (UNAUDITED)




                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,                   OCTOBER 2, 1998
                                                                ------------------------------         (INCEPTION) TO
                                                                   2000              1999                JUNE 30, 2000
                                                                ----------        ------------       -------------------
SUPPLEMENTAL INFORMATION ABOUT
   CASH PAYMENTS IS AS FOLLOWS:
      Cash payments of interest                              $     -            $      -                  $      -
      Cash payments for income taxes                         $     -            $      -                  $      -



    The accompanying notes are an integral part of these financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  OCTOBER 2, 1998 (INCEPTION) TO JUNE 30, 2000
                                   (UNAUDITED)

                                                                                                       COMMON STOCK
                                                                                      --------------------------------
                                                                                                ISSUED
                                                                                      ----------------------------
                                                                      TOTAL              SHARES             AMOUNT
                                                                    ---------         ---------            -------
Common stock issued for cash                                        $   2,000          2,000,000            $2,000

Common stock subscribed                                                   512

Loss - October 2, 1998 to December 31, 1998                              (426)
                                                                    ---------         ----------           -------

Balance - December 31, 1998                                             2,086          2,000,000             2,000

Common stock issued to subscribers                                      5,488          6,000,000             6,000

Common shares issued in a securities offering - net                   102,644            500,000               500

Loss - Year ended December 31, 1999                                  (259,663)
                                                                    ---------         ----------           -------

Balance (deficit) - December 31, 1999                                (149,445)         8,500,000            $8,500

Loss - Six months ended June 30, 2000                                 (60,978)
                                                                    ---------         ----------           -------

Balance (deficit) - June 30, 2000                                   $(210,423)         8,500,000            $8,500
                                                                    =========         ==========           =======






                                                                               SUBSCRIBED                    ADDITIONAL
                                                                    -----------------------------             PAID-IN
                                                                       SHARES          AMOUNT                 CAPITAL
                                                                    -----------       -----------             ---------
Common stock issued for cash                                                           $                       $

Common stock subscribed                                               6,000,000             6,000

Loss - October 2, 1998 to December 31, 1998
                                                                    -----------       -----------             ---------

Balance - December 31, 1998                                           6,000,000             6,000

Common stock issued to subscribers                                   (6,000,000)           (6,000)

Common shares issued in a securities offering - net                                                             102,144

Loss - Year ended December 31, 1999
                                                                    -----------       -----------             ---------

Balance (deficit) - December 31, 1999                                                                           102,144

Loss - Six months ended June 30, 2000
                                                                    -----------       -----------             ---------

Balance (deficit) - June 30, 2000                                                      $                       $102,144
                                                                    ===========       ===========             =========



                                                                     DEFICIT
                                                                    ACCUMULATED
                                                                    DURING THE          COMMON STOCK
                                                                     DEVELOPMENT        SUBSCRIPTION
                                                                       STAGE            RECEIVABLE
                                                                    -----------        ------------
Common stock issued for cash                                          $                $

Common stock subscribed                                                                      (5,488)

Loss - October 2, 1998 to December 31, 1998                                (426)
                                                                     ----------        ------------

Balance - December 31, 1998                                                (426)              5,488)

Common stock issued to subscribers                                                            5,488

Common shares issued in a securities offering - net

Loss - Year ended December 31, 1999                                    (259,663)
                                                                     ----------        ------------

Balance (deficit) - December 31, 1999                                  (260,089)

Loss - Six months ended June 30, 2000                                   (60,978)
                                                                     ----------        ------------

Balance (deficit) - June 30, 2000                                     $(321,067)       $
                                                                     ==========        ============



    The accompanying notes are an integral part of these financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2000


NOTE 1.      STATEMENT OF INFORMATION FURNISHED

                  The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Zeppelin Software, Inc. as of June 30, 2000, and the results of operations for the three months and six months ended June 30, 2000 and 1999 and cumulative from inception on October 2, 1998, and the statements of cash flows for the six months ended June 30, 2000 and 1999, and cumulative from inception on October 2, 1998 and the statement of stockholders' equity (deficit) for the period October 2, 1998 (inception) to June 30, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 financial statements.

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

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)

                         SIX MONTHS ENDED JUNE 30, 2000




NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
             ------------------------------------------

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

NOTE 3.      GOING CONCERN
             -------------
                  The accompanying financial statements have been prepared
             assuming that the Company will continue as a going concern. The Company is dependent upon obtaining financing and/or raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional funds to begin its intended operations.

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

                        ZEPPELIN SOFTWARE, INC.

                        By:  \s\ Donald J. Cheney
                             ----------------------------------------
                                 Donald J. Cheney
                                 President, Secretary, Treasurer and a Director

August   , 2000


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

\s\ Donald J. Cheney
-------------------------
Donald J. Cheney
Director                                             Date: August 14, 2000

\s\ Fermin A. Romero, Jr.
-------------------------
Fermin A. Romero, Jr.
Director                                             Date: August 14, 2000


 \s\ Jack McKinley Wilson
-------------------------
Jack McKinley Wilson
Director                                             Date: August 14, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 2000

                                  ------------