Form 10QSB
period 2000-09-30
ZEPPELIN SOFTWARE INC
filed 2002-01-30
CIK 1085203

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------
                                   FORM 10-QSB
                            -------------------------


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2000.

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


                             7061 Dunraven Lane S.W.
                                Port Orchard, WA
                                 (253) 709-2494

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

Transitional Small Business Disclosure Format: Yes [ ] No [X]

TABLE OF CONTENTS

PART I

   ITEM 1 FINANCIAL STATEMENTS

        Accountants' Review Report

        Balance Sheet as of September 30, 2001.

        Statement of operations cumulative for the period from October 2, 1998 (inception) to September 30, 2000)

        Statement of Cash Flows cumulative for the period from October 2, 1998 (inception) to September 30, 2000)

        Notes to Financial Statements


   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS


PART II

   ITEM 1 LEGAL PROCEEDINGS



                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                             ZEPPELIN SOFTWARE, INC.



                                TABLE OF CONTENTS




Accountants' Review Report ........................................ 1


Financial Statements:

      Balance Sheet................................................ 2

      Statements of Operations..................................... 3

      Statements of Stockholders' Deficit.......................... 4


Notes to Financial Statements...................................... 5

TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS
--------------------------------------------------------------------------------




                           ACCOUNTANTS' REVIEW REPORT
                           --------------------------

To The Board of Directors
      Zeppelin Software, Inc.:

We have reviewed the accompanying balance sheet of Zeppelin Software, Inc. as of September 30, 2000, and the related statements of operations for the three months and nine months ended September 30, 2000, and the statement of cash flows for the nine months ended September 30, 2000, and for the cumulative development stage from October 2, 1998 (inception) to September 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Zeppelin Software, Inc. will continue as a going concern. As discussed in the Note 1 to the financial statements, the Company's cumulative losses during the development period, the net capital deficiency, and the need to obtain substantial additional funding to complete its development raises substantial doubt about the entity's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.







October 23, 2001
Orlando, Florida

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (UNAUDITED)

                               September 30, 2000


                                     ASSETS

Current assets:
  Cash                                                         $      26
                                                               ---------
    Total current assets                                              26
Equipment, net                                                     3,909
                                                               ---------
    Total assets                                               $   3,935
                                                               =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                             $  98,261
  Due to related parties                                         132,818
                                                               ---------
    Total current liabilities                                    231,079

Stockholders' deficit:
  Common stock, $.001 par value, 95,000,000 shares
    authorized, 8,500,000 shares issued and outstanding            8,500
  Additional paid-in capital                                     102,144
  Deficit accumulated during the development period             (337,788)
                                                               ---------
    Total stockholders' deficit                                 (227,144)
                                                               ---------
    Total liabilities and stockholders' deficit                $   3,935
                                                               =========




See accountants' review report and accompanying notes to financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                               CUMULATIVE FOR
                                                                                               THE PERIOD FROM
                                     THREE MONTHS ENDED                NINE MONTHS ENDED       OCTOBER 2, 1998
                                        SEPTEMBER 30,                    SEPTEMBER 30,          (INCEPTION) TO
                                  ---------------------------     ---------------------------    SEPTEMBER 30,
                                     2000            1999            2000            1999            2000
                                  -----------     -----------     -----------     -----------  -----------------
Expenses:
  General and administrative      $   16,721          59,789          77,699         193,263          337,788
                                  -----------     -----------     -----------     -----------  -----------------
    Net loss                      $  (16,721)        (59,789)        (77,699)       (193,263)        (337,788)
                                  ===========     ===========     ===========     ===========  =================
  Basic net loss per share        $       --           (0.01)          (0.01)          (0.02)
                                  ===========     ===========     ===========     ===========
  Weighted average common
    shares outstanding             8,500,000       8,437,217       8,500,000       8,437,217
                                  ===========     ===========     ===========     ===========




See accountants' review report and accompanying notes to financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               CUMULATIVE FOR
                                                                               THE PERIOD FROM
                                                       NINE MONTHS ENDED       OCTOBER 2, 1998
                                                         SEPTEMBER 30,          (INCEPTION) TO
                                                  ---------------------------    SEPTEMBER 30,
                                                     2000            1999            2000
                                                  -----------     -----------  -----------------
Cash flows from operating activities:
  Net loss                                        $  (77,699)       (193,263)        (337,788)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                     1,640             457            2,249
      Changes in operating assets and liabilities:
        Prepaid expenses                                  --             500               --
        Accounts payable                              26,681          53,135           98,261
        Due to related parties                        34,718           5,003          132,818
                                                  -----------     -----------  -----------------
          Net cash used in operating activities      (14,660)       (134,168)        (104,460)

Cash flows from investing activities:
  Purchase of equipment                                  (70)         (6,088)          (6,158)
                                                  -----------     -----------  -----------------

Cash flows from financing activities:
  Proceeds from common stock subscriptions                --           5,488            8,000
  Proceeds from issuance of common stock                  --         125,000          125,000
  Payments for expenses preparatory to an
    offering of the Company's common stock                --         (21,190)         (22,356)
                                                  -----------     -----------  -----------------
      Net cash provided by financing activities           --         109,298          110,644
                                                  -----------     -----------  -----------------
      Net (decrease) increase in cash                (14,730)        (30,958)              26

Cash at beginning of period                           14,756          30,420               --
                                                  -----------     -----------  -----------------
Cash at end of period                             $       26            (538)              26
                                                  ===========     ===========  =================



See accountants' review report and accompanying notes to financial statements.

                             ZEPPELIN SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  CORPORATE ORGANIZATION

          Zeppelin Software, Inc. (the "Company") is a Delaware Corporation formed October 2, 1998. The Company develops digital microwave products, including an ultra-high bandwidth digital microwave radio.

          As noted, the Company is in its development stage and has expended a substantial amount of funds to date. At September 30, 2000, the Company had a stockholders' deficit of $227,144. The Company needs substantial additional capital to complete its development and to reach an operating stage. Management is contemplating a public or private offering of securities as a means of raising funds to implement its business plans.

     (B)  CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (C)  EQUIPMENT

          Equipment is reported on the basis of cost. Expenditures which materially increase values, change capacities, or extend useful lives, are capitalized. Depreciation is computed using the straight-line method over estimated useful lives, ranging 3 to 5 years.

     (D)  BASIC LOSS PER SHARE

          Basic loss per share is based on the weighted average number of common shares outstanding during each period.

     (E)  INCOME TAXES

          The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. Deferred tax assets resulting principally from operating losses have not been recognized.

                             ZEPPELIN SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (F)  COMMON STOCK

          The Company issued 8,000,000 shares of common stock at a subscription price of $.001 per share to the founders of the Company during fiscal year 1998. The remainder of the outstanding shares were issued for cash during fiscal years 1999 and 1998, through a Confidential Offering Circular pursuant to Rule 504 of Regulation D of the Securities Act of 1933.

     (G)  ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     (H)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments included cash, accounts payable, and other current liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they are receivable or payable on demand.

     (I)  NONQUALIFIED STOCK OPTION PLAN

          The Company accounts for stock options in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under SFAS 123, the recognition of compensation expense is measured at the grant date based on the fair value of options. Such cost is recognized over the service period.

                            ZEPPELIN SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS


(2)  EQUIPMENT

     Equipment consisted of the following at September 30, 2000:

        Office equipment                    $6,158
        Less accumulated depreciation        2,249
                                            ------
                                            $3,909
                                            ======

     For the nine months ended September 30, 2000, depreciation expense amounted to $1,640. The Company has reviewed its long-lived assets for impairment and has determined that no adjustments to the carrying value of long-lived assets are required.


(3)  TRANSACTIONS WITH AFFILIATES

     The Company receives consulting services from a company affiliated through common management. Consulting fees totaled $45,000 for the nine months ended September 30, 2000. Additionally, members of the Board of Directors and former shareholders have advanced the Company funds in order to meet its cash flow requirements. As of September 30, 2000, amounts due to members of the Board totaled $40,000 and amounts due to former shareholders totaled $92,818.


(4)  STOCK OPTIONS

     The Company has a nonqualified stock option plan pursuant to which up to 1,000,000 shares of its common stock can be set aside to provide certain executives, directors, and other employees or consultants the option to purchase shares of the Company's common stock. The stock options vest 25% on the first anniversary of the agreement and 75% in equal monthly increments over the thirty-six month period following the first anniversary. As provided by the plan, the Board of Directors may waive the vesting provision in whole or in part at any time based on such factors as the Board of Directors determines in its sole discretion. The stock options expire 5 years after the grant date.

                            ZEPPELIN SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS


(4)  STOCK OPTIONS, CONTINUED

     During the year ended December 31, 1999, the Board of Directors of the Company granted stock options to two directors of the Company. The directors were granted a combined 125,000 stock options with an exercise price of $1.00. These stock options issued were valued at fair value using an option-pricing model. The fair value of each option issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6%, dividend yield of 0%, volatility factors of the expected market price of the Company's stock of 0%, and the expected life of an option of five years. The weighted fair value at the date of grant for options granted during the year ended December 31, 1999 was $.00 per share.

     As of September 30, 2000, 125,000 stock options were outstanding with a weighted-average exercise price of $1.00 and weighted-average remaining contractual lives of approximately 3.5 years. During the nine months ended September 30, 2000, no options were granted, exercised, forfeited, or expired. As of September 30, 2000, 46,875 stock options were exercisable at a weighted average exercise price of $1.00.

     Stock based compensation costs charged to operations for the nine months ended September 30, 2000 were zero.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS

Zeppelin Software, Inc. d.b.a. Zeppelin Broadband Wireless Corporation (the "Company"), was incorporated in October 1998 for the express purpose of developing digital microwave products. The Company intends to develop new wireless products, including the designing and manufacturing of an ultra-high bandwidth digital microwave radio.

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

 ZEPPELIN SOFTWARE, INC.

 By:  /s/ Ken Thorpe
      ----------------------------------------
      Ken Thorpe
      President, Director


      /s/ Donald J. Cheney
      ----------------------------------------
      Donald J. Cheney
      Secretary, Treasurer, Director


January 30, 2002





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 2000

                                  ------------