Form 10KSB
period 2000-12-31
ZEPPELIN SOFTWARE INC
filed 2002-01-30
CIK 1085203

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000

                             COMMISSION FILE NUMBER
                                     0-26373

                             ZEPPELIN SOFTWARE, INC.
           (Exact name of the registrant as specified in its charter)

            DELAWARE                                             98-0196717
 (State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                             Identification No.)

                             7061 DUNRAVEN LANE S.W.
                             PORT ORCHARD, WA 98367
                    (Address of principal executive offices)

                                 (253) 709-2494
                         (Registrant's telephone number)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

        SECURITIES REGISTERED PURSUANT SECTION 12(g) OF THE EXCHANGE ACT:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes                                       No      X
           ------------                              ------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         Issuer's revenues for the fiscal year ended December 31, 2000: $0.

         As at March 31, 2001, approximately 8,500,000 shares of Common Stock of the issuer were outstanding and the aggregate market value of the voting common stock held by non-affiliates, was approximately $81,250.

         Transitional Small Business Disclosure Format:     Yes     No  X
                                                                ---    ---

         Documents incorporated by reference: NONE


                                Table of Contents

PART I.............................................................................................................
   Item 1.     DESCRIPTION OF BUSINESS.............................................................................
   Item 2.     DESCRIPTION OF PROPERTY.............................................................................
   Item 3.     LEGAL PROCEEDINGS...................................................................................
   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................

PART II............................................................................................................
   Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................................
   Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION..........................................
   Item 7.     FINANCIAL STATEMENTS................................................................................
   Item 8.     CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............

PART III...........................................................................................................
   Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
               EXCHANGE ACT........................................................................................
   Item 10.    EXECUTIVE COMPENSATION..............................................................................
   Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................
   Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................
   Item 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K.............................................................


FORWARD-LOOKING STATEMENTS

         Some of the statements contained in this Report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to, those risks and uncertainties set forth in this Report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

                                    PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

         Zeppelin Software, Inc. d.b.a. Zeppelin Broadband Wireless Corporation (the "Company") has its principal offices at 7061 Dunraven Lane S.W., Port Orchard, WA 98367. The telephone number is (253) 709-2494. The principal offices of the Company is the residence of the Sec./Treasurer of the Company and were moved to the current address because the residence of the Sec./Treasurer changed from Reno, NV to Port Orchard, WA. Through December 31, 2000, the Company has generated no revenues from operations.

BUSINESS OF THE ISSUER

         The Company is engaged in the development of new wireless products. Currently, the Company is developing a cutting-edge design for a family of highly integrated digital microwave radios capable of being directly connected to fibre optic cable at a SONET, SDH or IP level. It is the intention of the Company to continue the development and commercialization of the applicable technologies in whole and in part in order to market them to end-users and distributors of Broadband Wireless Networks as well as other manufacturers of broadband digital microwave radios.

          Our products are divided into two major platforms - Point-to-Point and Point-to-Multipoint. As set forth below, these two distinct platforms, while sharing the same basic technologies will address a varied number of applications such as:

Point-To-Point
--------------

         o Cellular and PCS back-haul, connecting cellular and PCS sites to the Mobile Terminal Switching Office.

         o Communications back-haul, for Public Utilities Cable Television operators.

         o Point-To-Point last-mile or back-haul end user network connectivity for Competitive

             Local Exchange Carriers or  Competitive Access Providers.

Point-To-Multipoint
-------------------

         o LMDS/LMCS applications, where a single hub is connected to multiple end user terminals to deliver a full set of voice, data and video services to both business and households.

         o   High speed wireless local area network interconnection.

         o   Traffic control and SCADA management systems for municipalities.

         o   Wireless voice and data networks for CLEC's.

DISTRIBUTION AND SALES

         Our products will be distributed through distinct channels to market - direct sales to Carriers and Large end-users and through distribution to those companies that deal with smaller end-users and integrators of turn-key wireless based systems. We intend to form strategic alliances with other companies whose product mix and distribution channels are complimentary to the Company's.

MANUFACTURING

         The Company intends to rely on subcontractors to manufacture and assemble the components from the Company's designs that make up the components of its products. Most of the components we require are readily available off-the-shelf from a variety of industry suppliers. Specialty components will be custom manufactured as required by companies such as Motorola Semiconductor and the Integrated Circuit development division of IBM. The Company's inability to find suitable manufacturers and/or suppliers would have a materially adverse effect on the Company's financial position and operations.

COMPETITION

         The broadband point-to-point and point-to-multipoint wireless market segments are shared by relatively few major players. Zeppelin's competitiveness will be determined by it's ability to produce a highly integrated product requiring fewer components than the industry norm thereby reducing manufacturing costs and time-to-market intervals.

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

RESEARCH AND DEVELOPMENT

         The company plans to spend approximately $2.8 million USD over a timeframe of 30 months from date of funding for Research and Development. Please see Item 6 (H) for further details.

ENVIRONMENTAL LAW COMPLIANCE

         While we cannot predict with certainty the future operating costs for environmental compliance, we do not believe they will have a material effect on our capital expenditures, earnings or competitive position.

EMPLOYEES

         The Company currently has three employees, all of whom are employed on a part time basis. None of our employees are represented by a collective bargaining agreement. We believe that our relationship with our employees is good

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's maintains its principal offices at 7061 Dunraven Lane S.W., Port Orchard, WA 98367. There is no lease agreement and the company pays no rent currently.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any legal proceeding or claims which, if decided adversely against the Company, would have such a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         There is no trading market for Company's common stock, par value $0.001 per share (the "Common Stock").

         As of December 31, 2001, there were approximately 90 holders of record of the Common Stock.

DIVIDEND POLICY

         The Company has not paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION.

PLAN OF OPERATION

         The Company will continue in its efforts to develop its product utilizing free labor of its directors and shareholders until such time as funding is sourced from the capital markets. We continue to expend personal resources to achieve our goal so none can be quantified at this time. It is anticipated additional funding for the next twelve months will be required to accelerate the development of its product. It is also expected that as funds become available Zeppelin will add additional staff on an "as required" basis as well as the equipment required to perform testing and development of its products. Future funding will be allocated towards the accomplishment of the following tasks:

Task 1 - Initial Study

Significant work has been completed by the Communications Research Centre which operates under the auspices of Industry Canada and employs a large compliment of world-class scientists and technologists. Therefore initially future funding will be utilized to determine which of the CRC technologies will be used in this project and affirmatively address the following technical issues:

1. The implementation time frame is consistent with the goal of producing an engineering model within one year after start-up.

2. The promise of significant cost reduction at the production level will be fulfilled.

3.   The up front NRE's and associated costs are reasonable.

The last should have the lowest weight. It is a given that the required technical performance is achievable.



----------------------------- ------------------------------- ------------------------------- -----------------
                                         ZEPPELIN                          CRC                     TOTAL

----------------------------- ------------------------------- ------------------------------- -----------------
Effort                        14.6 person-months              8.8 person-months
----------------------------- ------------------------------- ------------------------------- -----------------
Cost of Labor                                        $94,310                        $117,250          $211,560
----------------------------- ------------------------------- ------------------------------- -----------------
Contractor Cost
----------------------------- ------------------------------- ------------------------------- -----------------
SUBTOTAL COST                                        $94,310                        $117,250          $211,560
----------------------------- ------------------------------- ------------------------------- -----------------



(A)      TASK 2. FINAL PRODUCT SPECIFICATION

----------------------------- ------------------------------- ------------------------------- -----------------
                                         ZEPPELIN                          CRC                     TOTAL
----------------------------- ------------------------------- ------------------------------- -----------------
Effort                        8.1 person-months               4.3 person-months
----------------------------- ------------------------------- ------------------------------- -----------------
Cost of Labor                                         50,713                          56,950           107,663
----------------------------- ------------------------------- ------------------------------- -----------------
Contractor Cost
----------------------------- ------------------------------- ------------------------------- -----------------
SUBTOTAL COST                                         50,713                          56,950           107,663
----------------------------- ------------------------------- ------------------------------- -----------------



(B)      TASK 3. ARCHITECTURAL DESIGN AND PARTITIONING

This activity results in the internal and external product configuration as well as the final functional specifications. It is dependent and strongly interactive with item (2) above.

----------------------------- ------------------------------- ------------------------------- -----------------
                                         ZEPPELIN                          CRC                     TOTAL
----------------------------- ------------------------------- ------------------------------- -----------------
Effort                        14.5 person-months
----------------------------- ------------------------------- ------------------------------- -----------------
Cost of Labor                                         91,640                                            91,640
----------------------------- ------------------------------- ------------------------------- -----------------
Contractor Cost
--------------------------- ------------------------------- ------------------------------- -----------------
SUBTOTAL COST                                         91,640                                            91,640
----------------------------- ------------------------------- ------------------------------- -----------------


(C)      TASK 4. DETERMINE INTERNAL DESIGN SPECIFICATIONS

These are the actual physical parameters relating to specific sub-assemblies or building blocks associated with the radio. Before these can be determined, the core technology must be sufficiently advanced.



----------------------------- ------------------------------- ------------------------------- -----------------
                                         ZEPPELIN                          CRC                     TOTAL
----------------------------- ------------------------------- ------------------------------- -----------------
Effort                        2.7 person-months               2.3 person-months
----------------------------- ------------------------------- ------------------------------- -----------------
Cost of Labor                                         18,507                          30,150            48,657
----------------------------- ------------------------------- ------------------------------- -----------------
Contractor Cost
----------------------------- ------------------------------- ------------------------------- -----------------
SUBTOTAL COST                                         18,507                          30,150            48,657
----------------------------- ------------------------------- ------------------------------- -----------------


(D)      TASK 5. FUNCTIONAL PROTOTYPE DESIGN, FABRICATION AND TESTING

This activity establishes the Proof of Concept. The activities are self-explanatory. See Task 3 for typical design tasks for a hypothetical partitioning scheme.


----------------------------- ------------------------------- ------------------------------- -----------------
                                         ZEPPELIN                          CRC                     TOTAL
----------------------------- ------------------------------- ------------------------------- -----------------
Effort                        17.0 person-months              10.3 person-months
----------------------------- ------------------------------- ------------------------------- -----------------
Cost of Labor                                        108,990                         137,350           246,340
----------------------------- ------------------------------- ------------------------------- -----------------
Contractor Cost                                      125,000                                           125,000
----------------------------- ------------------------------- ------------------------------- -----------------
SUBTOTAL COST                                        233,990                         137,350           371,340
----------------------------- ------------------------------- ------------------------------- -----------------


(E)      TASK 6. ENGINEERING PROTOTYPE DESIGN, FABRICATION AND TESTING

These activities are self-explanatory. See Task 3 for typical design tasks for a hypothetical partitioning scheme.

----------------------------- ------------------------------- ------------------------------- -----------------
                                         ZEPPELIN                          CRC                     TOTAL
----------------------------- ------------------------------- ------------------------------- -----------------
Effort                        48.5 person-months
----------------------------- ------------------------------- ------------------------------- -----------------
Cost of Labor                                        264,977                               0           264,977
----------------------------- ------------------------------- ------------------------------- -----------------
Contractor Cost                                      225,000                                           225,000
----------------------------- ------------------------------- ------------------------------- -----------------
SUBTOTAL COST                                        489,997                               0           489,997
----------------------------- ------------------------------- ------------------------------- -----------------


(F)      TASK 7. SYSTEM INTEGRATION

These activities are self-explanatory. See Task 3 for typical design tasks for a hypothetical partitioning scheme.


----------------------------- ------------------------------- ------------------------------- -----------------
                                         ZEPPELIN                          CRC                     TOTAL
----------------------------- ------------------------------- ------------------------------- -----------------
Effort                        155.9 person-months             9.0 person-months
----------------------------- ------------------------------- ------------------------------- -----------------
Cost of Labor                                        938,317                         120,600         1,058,917
----------------------------- ------------------------------- ------------------------------- -----------------
Contractor Cost                                      150,000                                           150,000
----------------------------- ------------------------------- ------------------------------- -----------------
SUBTOTAL COST                                      1,088,317                         120,600         1,208,917
----------------------------- ------------------------------- ------------------------------- -----------------


(G)      TASK 8. DOCUMENTATION

This is the final design streamlining and debugging prior to launching a pre-production run. It requires complete and accurate documentation. It is controlled and audited by manufacturing and production engineers, not designers.


----------------------------- ------------------------------- ------------------------------- -----------------
                                         ZEPPELIN                          CRC                     TOTAL
----------------------------- ------------------------------- ------------------------------- -----------------
Effort                        12.0 person-months
----------------------------- ------------------------------- ------------------------------- -----------------
Cost of Labor                                         73,333                               0            73,333
----------------------------- ------------------------------- ------------------------------- -----------------
Contractor Cost
----------------------------- ------------------------------- ------------------------------- -----------------
SUBTOTAL COST                                         73,333                               0            73,333
----------------------------- ------------------------------- ------------------------------- -----------------

(H)      TASK 9. CERTIFICATION

The certification standards and regulations to which the Zeppelin radio must conform to, are in Canada, Industry Canada regulations for radio emissions and Canadian Safety Association (CSA) when the equipment is connected to utility mains.

Similar regulatory bodies exist in other countries. (Federal Communication Commission- FCC- and the underwriters laboratory- U.L.- in the United States) each would be treated on a case-by-case basis as required, Certification by these bodies is required in order to sell the product In any particular country Usually done in conjunction with an external contractor. Certification is performed on the final product, not on prototypes.


----------------------------- ------------------------------- ------------------------------- -----------------
                                         ZEPPELIN                          CRC                     TOTAL
----------------------------- ------------------------------- ------------------------------- -----------------
Effort                        30.0 person-months
----------------------------- ------------------------------- ------------------------------- -----------------
Cost of Labor                                        183,333                               0           183,333
----------------------------- ------------------------------- ------------------------------- -----------------
Contractor Cost
----------------------------- ------------------------------- ------------------------------- -----------------
SUBTOTAL COST                                        183,333                               0           183,333
----------------------------- ------------------------------- ------------------------------- -----------------



(I)      TOTALS FOR RESEARCH AND PRODUCT DEVELOPMENT

----------------------------- ------------------------------- ------------------------------- -----------------
                                         ZEPPELIN                          CRC                     TOTAL
----------------------------- ------------------------------- ------------------------------- -----------------
Effort                        299.6 person-months             34.5 person-months
----------------------------- ------------------------------- ------------------------------- -----------------
Cost of Labor                                      1,824,120                         462,300         2,286,420
----------------------------- ------------------------------- ------------------------------- -----------------
Contractor Cost                                      500,000                                           500,000
----------------------------- ------------------------------- ------------------------------- -----------------
TOTAL LABOR COST                                   2,324,120                         462,300         2,786,420
----------------------------- ------------------------------- ------------------------------- -----------------


(J)      ADDITIONAL COSTS

The costs shown above do not take into account hard costs such as Office and R&D space as well as equipment of both a general and specific nature. It is estimated that the company will spend approximately $ 1.8m for capital as well as operational costs during the initial stages of its corporate development.

         The Company is in its development stage and has expended a substantial amount of funds to date. The Company needs substantial additional capital to complete its development and to reach an operating stage. The sales and cost of sales of the Company for fiscal years 2000 and 1999 were $0.

LIQUIDITY AND CAPITAL RESOURCES

                                      2000              1999
Total current assets                    3,601            14,756
Total current liabilities             233,447           169,680
Working capital deficiency           (229,846)         (154,924)

         Working capital decreased by $74,922 from December 31, 1999 to December 31, 2000. Cash decreased by $14,754 over the same period. The decrease in cash was substantially due to the use of cash for operating activities.

GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's general and administrative expenses decreased from $259,663 to $80,401, a decrease of $179,262 or 69% over 1999. General and administrative expenses represent office expenses, consulting and professional fees. The decrease in general and administrative expenses is primarily due to a decrease in consulting and professional fees.

NET LOSS

         The Company's net loss decreased from $259,663 in fiscal year 1999 to $80,401 in fiscal year 2000 due to the decrease in general and administrative expenses incurred during the year. At December 31, 2000, the Company had a stockholders' deficit of $229,846.

INFLATION

         Although the Company believes that inflation has not had a material adverse effect on the results of the operations to date, any increase in costs to the Company could affect the net income or loss of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

         On December 3, 1999, the staff of the SEC published Staff Accounting Bulletin 101, "Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's policy of revenue recognition is consistent with this bulletin.

         In June 2000, the FASB issued SFAS 138, "Accounting for Certain Hedging Activities", which amended Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", Statement 138 must be adopted concurrently with the adoption of Statement 133. The Company will be required to adopt these statements for the year ending December 31, 2001. Statements 133 and 138 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of these Statements is not expected to have a material impact on our financial condition or results of operations.

         In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). FIN 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on our financial position, results of operations or cash flows.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our plans, objectives, expectations and intentions. Although we believe the statements and projections are based upon reasonable assumptions, actual results may differ from those that we have projected.

ITEM 7.  FINANCIAL STATEMENT

REPORT OF INDEPENDENT ACCOUNTANTS

FINANCIAL STATEMENTS

         Balance Sheet at December 31, 2000.

         Statements of Operations cumulative for the period from October 2, 1998
           (inception) to December 31, 2000.

         Statement of Stockholders' Deficit cumulative for the period from October 2, 1998 (inception) to December 31, 2000.

         Statements of Cash Flows for the Years ended December 31, 2000 and 1999

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)


                                TABLE OF CONTENTS

Independent Auditors' Report.............................................1

Financial Statements:

      Balance Sheet......................................................2

      Statements of Operations...........................................3

     Statements of Stockholders' Deficit.................................4

      Statements of Cash Flows...........................................5

Notes to Financial Statements............................................6

TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS
--------------------------------------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To The Board of Directors
   Zeppelin Software, Inc.:


We have audited the accompanying balance sheet of Zeppelin Software, Inc., a development stage company, (the "Company") as of December 31, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2000, and for the cumulative development stage from October 2, 1998 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the year ended December 31, 1999 were audited by other auditors whose report dated March 30, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeppelin Software, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, and for the cumulative development stage from October 2, 1998 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Zeppelin Software, Inc. will continue as a going concern. As discussed in the Note 1 to the financial statements, the Company's cumulative losses during the development period, the net capital deficiency and the need to obtain substantial additional funding to complete its development, raises substantial doubt about the entity's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





October 5, 2001
Orlando, Florida

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                December 31, 2000


                                     ASSETS
                                     ------

Current assets:
  Cash                                                         $       2
                                                               ---------
    Total current assets                                               2

Equipment, net                                                     3,599
                                                               ---------
    Total assets                                               $   3,601
                                                               =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities:
  Accounts payable                                             $ 100,156
  Due to related parties                                         133,291
                                                               ---------
    Total current liabilities                                    233,447

Stockholders' deficit:
  Common stock, $.001 par value, 95,000,000 shares
    authorized, 8,500,000 shares issued and outstanding            8,500
  Additional paid-in capital                                     102,144
  Deficit accumulated during the development period             (340,490)
                                                               ---------
    Total stockholders' deficit                                 (229,846)
                                                               ---------
    Total liabilities and stockholders' deficit                $   3,601
                                                               =========




See accompanying notes to financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                          CUMULATIVE FOR
                                                                          THE PERIOD FROM
                                                                          OCTOBER 2, 1998
                                          YEAR ENDED                       (INCEPTION) TO
                                  DECEMBER 31,       DECEMBER 31,          DECEMBER 31,
                                     2000                1999                  2000
Expenses:
  General and administrative      $   80,401             259,663              340,490
                                  -----------         -----------          ------------
    Net loss                      $  (80,401)           (259,663)            (340,490)
                                  ===========         ===========          ============
  Basic net loss per share        $    (0.01)              (0.03)
                                  ===========         ===========
  Weighted average common
    shares outstanding             8,500,000           8,437,217
                                  ===========         ===========




See accompanying notes to financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                 For the years ended December 31, 2000 and 1999

                                                                               CUMULATIVE FOR
                                                                               THE PERIOD FROM
                                                                               OCTOBER 2, 1998
                                                  YEAR ENDED      YEAR ENDED    (INCEPTION) TO
                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                     2000            1999            2000
                                                  -----------     -----------  -----------------
Cash flows from operating activities:
  Net loss                                        $  (80,401)       (259,663)        (340,490)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                     1,950             609            2,559
      Changes in operating assets and liabilities:
        Prepaid expenses                                  --             500               --
        Accounts payable                              28,576          71,580          100,156
        Due to related parties                        35,191          68,100          133,291
                                                  -----------     -----------  -----------------
          Net cash used in operating activities      (14,684)       (118,874)        (104,484)

Cash flows from investing activities:
  Purchase of equipment                                  (70)         (6,088)          (6,158)
                                                  -----------     -----------  -----------------

Cash flows from financing activities:
  Proceeds from common stock subscriptions                --           5,488            8,000
  Proceeds from issuance of common stock                  --         125,000          125,000
  Payments for expenses preparatory to an
    offering of the Company's common stock                --         (21,190)         (22,356)
                                                  -----------     -----------  -----------------
      Net cash provided by financing activities           --         109,298          110,644

      Net (decrease) increase in cash                (14,754)        (15,664)               2

Cash at beginning of period                           14,756          30,420               --
                                                  -----------     -----------  -----------------
Cash at end of period                             $        2          14,756                2
                                                  ===========     ===========  =================



See accompanying notes to financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS



                                                                                            DEFICIT
                               COMMON STOCK              COMMON STOCK                     ACCUMULATED
                                  ISSUED                  SUBSCRIBED          ADDITIONAL   DURING THE                      TOTAL
                             --------------------   ----------------------     PAID-IN    DEVELOPMENT  SUBSCRIPTION   STOCKHOLDERS'
                               SHARES      AMOUNT       SHARES      AMOUNT     CAPITAL       PERIOD     RECEIVABLE      DEFICIT
                             ---------  ----------   ----------    -------   ----------   -----------  ------------   -------------
Balances, December 31, 1998  2,000,000  $ 2,000       6,000,000     6,000        -              (426)          (5,488)     2,086

Issuance of stock to
 subscribers                 6,000,000    6,000      (6,000,000)   (6,000)       -              -               5,488      5,488

Stock issued through
 Regulation D offering         500,000      500            -          -      102,144            -                 -      102,644

Net loss                         -          -              -          -          -          (259,663)             -     (259,663)
                             ---------  -------      ----------     ------   -------        ---------   --------------  ------------

Balances, December 31, 1999  8,500,000    8,500            -          -      102,144        (260,089)             -     (149,445)

Net loss                                    -              -          -          -           (80,401)             -      (80,401)
                             ---------  -------      ----------     ------   -------        ---------   --------------  ------------

Balances, December 31, 2000  8,500,000  $ 8,500            -          -      102,144        (340,490)             -     (229,846)
                             =========  =======      ==========     ======   =======        =========   ==============  ============




See accompanying notes to financial statements.

                             ZEPPELIN SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A)  CORPORATE ORGANIZATION

         Zeppelin Software, Inc. (the "Company") is a Delaware Corporation formed October 2, 1998. The Company develops digital microwave products, including an ultra-high bandwidth digital microwave radio.

         As noted, the Company is in its development stage and has expended a substantial amount of funds to date. At December 31, 2000, the Company had a stockholders' deficit of $229,846. The Company needs substantial additional capital to complete its development and to reach an operating stage. Management is contemplating a public or private offering of securities as a means of raising funds to implement its business plans.

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

                             ZEPPELIN SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    (I)  NONQUALIFIED STOCK OPTION PLAN

         The Company accounts for stock options in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under SFAS 123, the recognition of compensation expense is measured at the grant date based on the fair value of options. Such cost is recognized over the service period.

    (J)  RECLASSIFICATIONS

         Certain amounts have been reclassified in the 1999 financial statements to conform to the 2000 financial statement presentation.


(2) EQUIPMENT

    Equipment consisted of the following at December 31, 2000:

              Office equipment                       $6,158
              Less accumulated depreciation           2,559
                                                     ------
                                                     $3,599
                                                     ======


    For the years ended December 31, 2000 and 1999, depreciation expense amounted to $1,950 and $610, respectively. The Company has reviewed its long-lived assets for impairment and has determined that no adjustments to the carrying value of long-lived assets are required.

(3) TRANSACTIONS WITH AFFILIATES

    The Company receives consulting services from a company affiliated through common management. Consulting fees totaled $45,000 and $180,000 for the years ended December 31, 2000 and 1999, respectively. Additionally, members of the Board of Directors and former shareholders have advanced the Company funds in order to meet its cash flow requirements. As of December 31, 2000, amounts due to members of the Board totaled $40,473, and amounts due to former shareholders totaled $92,818.

                             ZEPPELIN SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS




(4) STOCK OPTIONS

    The Company has a nonqualified stock option plan pursuant to which up to 1,000,000 shares of its common stock can be set aside to provide certain executives, directors, and other employees or consultants the option to purchase shares of the Company's common stock. The stock options vest 25% on the first anniversary of the agreement and 75% in equal monthly increments over the thirty-six month period following the first anniversary. As provided by the plan, the Board may waive the vesting provision in whole or in part at any time based on such factors as the Board determines in its sole discretion. The stock options expire 5 years after the grant date.

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

    As of December 31, 2000, 125,000 stock options were outstanding with a weighted-average exercise price of $1.00 and weighted-average remaining contractual lives of approximately 3.33. During the year ended December 31, 2000, no options were granted, exercised, forfeited, or expired. As of December 31, 2000 and 1999, 54,688 and 0 stock options, respectively, were exercisable at a weighted average exercise price of $1.00.

    Stock based compensation costs charged to operations for the years ended December 31, 2000 and 1999, were zero.

ITEM 8. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         As of July 31, 2000, the services of Freeman & Davis, LLP have been terminated with the approval of the Board of Directors. The former auditors were terminated to allow for the engagement of an auditor known previously to the new president of the company. There has been no disagreement with the former auditor.


                                   PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth information concerning each of the directors and executive officers of the Company:

Names                           Age      Position
-----                           ---      --------

Ken Thorpe                      47       Director, President

Matt Krzyczkowski               62       Director, Vice-President

Dr. Jack McKinley Wilson,       68       Director

Donald J. Cheney                57       Director, Secretary and Treasurer

CURRENT OFFICERS, DIRECTORS AND KEY EMPLOYEES

KEN THORPE. CURRENTLY, 25% AND ONCE FUNDED,100%. Mr. Thorpe has 30 years of telecommunications industry experience with both established companies such as BC Tel and newer market entries, primarily in the sales and marketing area. He is currently employed as a Senior Account Manager for Bell Nexxia Carrier Services a member of the BCE Group of Companies. Prior to joining Bell in 1999 he was President and majority shareholder of Varicom Network Technologies , a telecommunications company focussed in the marketing, design, engineering and implementation of Microwave and Fibre optic digital transmission systems.

MATT KRZYCZKOWSKI. CURRENTLY, 25% AND ONCE FUNDED, 100%. Mr. Krzyczkowski is recognised as one of the leading microwave design engineers in Canada. Mr Krzyczkowski spent many years at SR Telecom initially as Manager of Development and finally as Vice President of Engineering with a staff of 100 engineers. During his tenure with SR Telecom, he was responsible for development of a computer controlled, TDMA. communication system for telephone and data, which set the industry standard for many years. From 1992 to 1996 Mr. Krzyczkowski was Vice President -Technology for Iris Systems and was responsible for the new product development cycle including engineering, QA and subcontracting. For the past several years Mr. Krzyczkowski has devoted his time to research in the field of digital microwave radio design and currently is an independent consultant in this field.

JACK MCKINLEY WILSON has served as a Director of the Company since the inception of the Company in October, 1998. Since 1990, Mr. Wilson has been retired from his dental practice. Mr. Wilson attended the University of Washington, graduating with a B.A. Degree in Business Administration in 1956 and received his D.D.S. from the University of Washington in 1964.

DONALD J. CHENEY has served as a Director of the Company since the inception of the Company in October, 1998 and served as the Company's President from May 2000 to April 2001. Mr Cheney has served as the Company's Secretary and Treasurer since May 2000. Mr. Cheney currently devotes approximately 50% of his time to the business of the Company. Upon additional funding, Mr. Cheney will devote approximately 100% of his time to the business of the Company. From 1971 to 1998, Mr. Cheney has been employed as a school teacher at Federal Way School District #210 in Federal Way, Washington. Mr. Cheney attended La Verne College, graduating with a B.A. Degree in 1965. Mr. Cheney has since retired from teaching.

         There are no arrangements or understandings pursuant to which any person has been elected as a director or executive officer of the Company. Directors are elected annually by the stockholders and hold office until the next annual meeting of stockholders and until their respective successors are elected and qualified. Executive officers are elected by the Board of Directors and hold office until their respective successors are elected and qualified. There is no family relationship among any directors or executive officers of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file certain reports ("Section 16 Reports") with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Common Stock and other equity securities of the Company.

         Based solely on the Company's review of the Section 16 Reports furnished to the Company, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table summarizes all compensation awarded to, earned by, or paid to the President of the Company for services rendered in all capacities to the Company for each of the Company's last three fiscal years. No other executive officer of the Company received total salary and bonus in excess of $100,000 during any of the last three fiscal years.


                           SUMMARY COMPENSATION TABLE
                           --------------------------
                                                         Annual                                  Long-Term
                                                      Compensation                          Compensation Awards
                                       ------------------------------------------     ------------------------------
        Payouts
        -------
                                                                        Other          Securities
Name and                                                                Annual         Underlying       All Other
Principal                               Salary          Bonus        Compensation        Options       Compensation
Position                   Year           ($)            ($)             ($)               (#)             ($)
------------------------  ------       ---------      ----------    ---------------   ------------    ---------------
K. Thorpe, President       2000           $ 0           - 0 -            N/A               N/A             N/A

                           1999           $ 0           - 0 -            N/A               N/A             N/A

                           1998           $ 0           - 0 -            N/A               N/A             N/A




                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL
                                 YEAR AND FISCAL YEAR END OPTION VALUE TABLE
                                 --------------------------------------------

                                                                    Number of
                                                                    Securities          Value of
                                                                    Underlying         Unexercised
                                                                   Unexercised        in-the-Money
                                                                    Options             Options
                                Shares                             at Fiscal           at Fiscal
                                Acquired                           Year-End(#)         Year-End($)
                                   On              Value         --------------      --------------
                                Exercise          Realized         Exercisable/       Exercisable/
Name                                #                $            Unexercisable       Unexercisable
----                            ----------      -------------    --------------      --------------
 0                                  0                0                 N/A                 N/A



COMPENSATION OF DIRECTORS

         There is no arrangement for the cash compensation of directors.

EMPLOYMENT AGREEMENTS

         There are currently no employment agreements between the Company and any of its named executive officers.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.

         The following table sets forth certain information as of March 31, 2001 with respect to the number of shares of the Common Stock beneficially owned by:
(i) each person known to the Company
to be the beneficial owner of more than five percent of the Common Stock; (ii) each of the directors of the Company; and (iii) all of the directors and executive officers of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this Report.


NAME, POSITION, AND ADDRESS                      AMOUNT AND NATURE OF
        (1)                                      BENEFICIAL OWNERSHIP                   PERCENT OF CLASS
---------------------------                      --------------------                 ---------------------
Ken Thorpe                                                400,000(2)                             4.7%
President and Director
Matt Krzyczkowski                                         400,000(3)                             4.7%
Director and Vice President
Dr. Jack McKinley Wilson                                   25,000(4)                             0.3%
Director
Donald J. Cheney                                        1,125,000(5)                            13.2%
Secretary, Treasurer and Director
Paul Minichiello (6)                                    3,000,000                               35.3%
Barbara Eisinger (7)                                    2,025,000                               23.8%
Hermann Orth (8)                                        2,000,000                               23.5%
All Directors and Officers as a Group                   2,350,000                               27.6%



(1) The address for the executive officers and directors of the Company is 7061 Dunraven Lane S.W., Port Orchard, WA 98367.

(2) Includes 400,000 options issued under the Company's 1998 Non-Qualified Stock Option Plan to purchase shares of the Company's Common Stock at an exercise price of $1.00 per share.

(3) Includes 400,000 options issued under the Company's 1998 Non-Qualified Stock Option Plan to purchase shares of the Company's Common Stock at an exercise price of $1.00 per share.

(4) Includes 25,000 options issued under the Company's 1998 Non-Qualified Stock Option Plan to purchase shares of the Company's Common Stock at an exercise price of $1.00 per share.

(5) Includes 100,000 options issued under the Company's 1998 Non-Qualified Stock Option Plan to purchase shares of the Company's Common Stock at an exercise price of $1.00 per share.

(6) 64 Laurie Crescent, West Vancouver, BC, V7S 1B7, Canada. (7) #9, 233 East 6th Avenue, North Vancouver, BC, V7L 1P4, Canada. (8) 2452 Marine Drive, West Vancouver, BC, V7V 1L1, Canada.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None. SUBJECT TO NOTES TO FINANCIALS.

ITEM 13.         EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements:

         The following Financial Statements of the Company are included in Part II, Item 7 of this report.

         Independent Auditors Report

         Balance Sheet at December 31, 2000

         Statements of Operations for the Years
           Ended December 31, 2000 and 1999

         Statement of Stockholders' Deficiency for the Years Ended December 31, 2000
           and 1999

         Statements of Cash Flows for the Years
           Ended December 31, 2000 and 1999

         Notes to Financial Statements

(a) (2)  Exhibits:

         The following exhibits are included in this report:



    Exhibit                            Description
------------    ---------------------------------------------------------------
      2.1       Certificate of Incorporation of the Company (incorporated by reference Company's Form 10-SB filed with the Securities and Exchange Commission on August 13, 1999).

      2.2 By-Laws of the Company (incorporated by reference Company's Form 10-SB filed with the Securities and Exchange Commission on August 13, 1999).

      4.1 Form of Common Stock Certificate (incorporated by reference Company's Form 10-SB filed with the Securities and Exchange Commission on August 13, 1999).

     10.1       Company's 1998 Qualified Stock Option Plan  +

     10.2       Company's 1998 Non-Qualified Stock Option Plan +

-------------------------------------------------------------------------------

+  Compensatory plan or arrangement required to be filed as an exhibit hereto.

(b)      Reports on Form 8-K:
         --------------------
         The Company did not file any reports on Form 8-K during the fourth quarter ended December 31, 2000.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




ZEPPELIN SOFTWARE, INC.


By: /s/ Ken Thorpe                                  January 30, 2002
    --------------

    Director, President



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

\s\ Ken Thorpe
--------------
    Ken Thorpe
    Director and President                          Date: January 30, 2002

\s\ Donald J. Cheney
--------------------
    Donald J. Cheney
    Director, Secretary and Treasurer               Date: January 30, 2002

\s\ Matt Krzyczkowski
---------------------
    Matt Krzyczkowski
    Director                                        Date: January 30, 2002

\s\ Jack McKinley Wilson
------------------------
    Jack McKinley Wilson
    Director                                        Date: January 30, 2002