Form 10QSB
period 2001-03-31
ZEPPELIN SOFTWARE INC
filed 2002-02-04
CIK 1085203

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------
                                   FORM 10-QSB

                            -------------------------


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                 For the quarterly period ended March 31, 2001.

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
(STATE OR JURISDICTION OF       (PRIMARY STANDARD            (I.R.S. EMPLOYER
INCORPORATION                INDUSTRIAL CLASSIFICATION         IDENTIFICATION
OR ORGANIZATION)                   CODE NUMBER)                     NUMBER


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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2001, there were approximately 8,500,000 shares of the Company's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

TABLE OF CONTENTS

PART I

   ITEM 1 FINANCIAL STATEMENTS

        Accountants' Review Report

        Balance Sheet as of March 31, 2001.

        Statement of operations cumulative for the period from October 2, 1998 (inception) to March 31, 2001)

        Statement of Cash Flows cumulative for the period from October 2, 1998 (inception) to March 31, 2001)

        Notes to Financial Statements

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

PART II OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED March 31, 2001


PART I FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS

                             ZEPPELIN SOFTWARE, INC.


                                TABLE OF CONTENTS

Accountants' Review Report ..................................................1

Financial Statements:

      Balance Sheet..........................................................2

      Statements of Operations...............................................3

      Statements of Stockholders' Deficit....................................4

Notes to Financial Statements................................................5

TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS
-------------------------------------------------------------------------------


                           ACCOUNTANTS' REVIEW REPORT
                           --------------------------


To The Board of Directors
      Zeppelin Software, Inc.:

We have reviewed the accompanying balance sheet of Zeppelin Software, Inc. as of March 31, 2001, and the related statements of operations and cash flows for the three months ended March 31, 2001, and for the cumulative development stage from October 2, 1998 (inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

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







October 26, 2001
Orlando, Florida

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (UNAUDITED)

                                 March 31, 2001


                                     ASSETS
                                     ------

Current assets:

   Cash                                                          $     312
                                                                 ----------
      Total current assets                                             312

Equipment, net                                                       3,295
                                                                 ----------
      Total assets                                               $   3,607
                                                                 ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities:
   Accounts payable                                              $ 102,087
   Accrued expense                                                      85
   Due to related parties                                          134,345
                                                                 ----------

      Total current liabilities                                    236,517

Stockholders' deficit:
   Common stock, $.001 par value, 95,000,000 shares
     authorized, 8,500,000 shares issued and outstanding             8,500
   Additional paid-in capital                                      102,144
   Deficit accumulated during the development period              (343,554)
                                                                 ----------

      Total stockholders' deficit                                 (232,910)
                                                                 ----------
      Total liabilities and stockholders' deficit                $   3,607
                                                                 ==========



 See accountants' review report and accompanying notes to financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                  CUMULATIVE FOR
                                                                 THE PERIOD FROM
                                  THREE             THREE        OCTOBER 2, 1998
                               MONTHS ENDED      MONTHS ENDED     (INCEPTION) TO
                                 MARCH 31,         MARCH 31,         MARCH 31,
                                   2001              2000              2001
                               ------------      ------------    ---------------
Expenses:
   General and administrative   $    3,604          54,148          343,554
                               ------------      ------------    ---------------
      Net loss                  $   (3,064)        (54,148)        (343,554)
                               ============      ============    ===============

   Basic net loss per share     $      -             (0.01)
                               ============      ============

   Weighted average common
      shares outstanding         8,500,000       8,500,000
                               ============      ============










 See accountants' review report and accompanying notes to financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                      CUMULATIVE FOR
                                                                                                     THE PERIOD FROM
                                                                THREE                THREE           OCTOBER 2, 1998
                                                             MONTHS ENDED         MONTHS ENDED        (INCEPTION) TO
                                                               MARCH 31,            MARCH 31,            MARCH 31,
                                                                 2001                 2000                 2001
                                                             ------------         ------------       ---------------
Cash flows from operating activities:
   Net loss                                                   $   (3,064)             (54,148)             (343,554)
   Adjustments to reconcile net loss to net cash provided
      by operating activities:
         Depreciation                                                304                  304                 2,863
         Changes in operating assets and liabilities:
            Accounts payable                                       1,931                6,644               102,087
            Accrued expense                                           85                  -                      85
            Due to related parties                                 1,054               32,474               134,345
                                                             ------------         ------------       ---------------
               Net cash provided by (used in) operating
                 activities                                          310              (14,726)             (104,174)

Cash flows from investing activities:
   Purchase of equipment                                             -                    -                  (6,158)
                                                             ------------         ------------       ---------------

Cash flows from financing activities:
   Proceeds from common stock subscriptions                          -                    -                   8,000
   Proceeds from issuance of common stock                            -                    -                 125,000
   Payments for expenses preparatory to an
      offering of the Company's common stock                         -                    -                 (22,356)
                                                             ------------         ------------       ---------------
               Net cash provided by financing activities             -                    -                 110,644
                                                             ------------         ------------       ---------------
               Net increase (decrease) in cash                       310              (14,726)                  312

Cash at beginning of period                                            2               14,756                   -
                                                             ------------         ------------       ---------------
Cash at end of period                                         $      312                   30                   312
                                                             ============         ============       ===============



 See accountants' review report and accompanying notes to financial statements.
                                        4

                             ZEPPELIN SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2001


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A) CORPORATE ORGANIZATION

          Zeppelin Software, Inc. (the "Company") is a Delaware Corporation formed October 2, 1998. The Company develops digital microwave products, including an ultra-high bandwidth digital microwave radio.

          As noted, the Company is in its development stage and has expended a substantial amount of funds to date. At March 31, 2001, the Company had a stockholders' deficit of $232,910. The Company needs substantial additional capital to complete its development and to reach an operating stage. Management is contemplating a public or private offering of securities as a means of raising funds to implement its business plans.

      (B) CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      C)  EQUIPMENT

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

                            ZEPPELIN SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS


(2)   EQUIPMENT

          Equipment consisted of the following at March 31, 2001:


             Office equipment                       $ 6,158
             Less accumulated depreciation            2,863
                                                    --------
                                                    $ 3,295
                                                    ========

          For the three months ended March 31, 2001 depreciation expense amounted to $304. The Company has reviewed its long-lived assets for impairment and has determined that no adjustments to the carrying value of long-lived assets are required.

      (3) TRANSACTIONS WITH AFFILIATES

          The Company receives consulting services from a company affiliated through common management. Consulting fees for the three months ended March 31, 2001 were zero. Additionally, members of the Board of Directors and former shareholders have advanced the Company funds in order to meet its cash flow requirements. As of March 31, 2001, amounts due to members of the Board totaled $43,527, and amounts due to former shareholders totaled $90,818.

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

          As of March 31, 2001, 125,000 stock options were outstanding with a weighted-average exercise price of $1.00 and weighted-average remaining contractual lives of approximately 3 years. During the three months ended March 31, 2001, no options were granted, exercised, forfeited, or expired. As of March 31, 2001, 62,500 stock options were exercisable at a weighted average exercise price of $1.00.

          Stock based compensation costs charged to operations for the three months ended March 31, 2001 were zero.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS

          Zeppelin Software, Inc. d.b.a. Zeppelin Broadband Wireless Corporation (the "Company") was incorporated in October 1998 for the express purpose of developing digital microwave products.

The Company is currently developing the preliminary design of a prototype of a digital microwave radio. The Company's operations are limited to seeking out additional capital during the next twelve months. The Company intends to seek funding of $1.5 million to $5 million through a private placement.

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


ZEPPELIN SOFTWARE, INC.

 By:  \s\ Ken Thorpe
      ----------------------------------------
          Ken Thorpe
          President, Director


      \s\ Donald J. Cheney
      ----------------------------------------
          Donald J. Cheney
          Director, Secretary, Treasurer

January 30, 2002



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended March 31, 200

                                  ------------