Form 10QSB
period 2001-06-30
ZEPPELIN SOFTWARE INC
filed 2002-02-04
CIK 1085203

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------
                                   FORM 10-QSB

                            -------------------------


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2001.

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission file number: 0-26373

                     --------------------------------------
                            ZEPPPELIN SOFTWARE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                     --------------------------------------

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2001, there were approximately 8,500,000 shares of the Company's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

TABLE OF CONTENTS


PART I

    ITEM 1 FINANCIAL STATEMENTS

        Accountants' Review Report

        Balance Sheet as of June 30, 2001.

            Statement of operations cumulative for the period from October 2, 1998 (inception) to June 30, 2001)

            Statement of Cash Flows cumulative for the period from October 2, 1998 (inception) to June 30, 2001)

            Notes to Financial Statements


    ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS


PART II OTHER INFORMATION

    ITEM 1 LEGAL PROCEEDINGS

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED June 30, 2001



PART I FINANCIAL INFORMATION


    ITEM 1 FINANCIAL STATEMENTS

                             ZEPPELIN SOFTWARE, INC.


                                TABLE OF CONTENTS

Accountants' Review Report ................................................... 1


Financial Statements:

      Balance Sheet .......................................................... 2

      Statements of Operations ............................................... 3

      Statements of Stockholders' Deficit .................................... 4


Notes to Financial Statements ................................................ 5

TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS
================================================================================




                           ACCOUNTANTS' REVIEW REPORT


To The Board of Directors
   Zeppelin Software, Inc.:

We have reviewed the accompanying balance sheet of Zeppelin Software, Inc. as of June 30, 2001, and the related statements of operations for the three months and six months ended June 30, 2001, and the statement of cash flows for the six months ended June 30, 2001, and for the cumulative development stage from October 2, 1998 (inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

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







October 26, 2001
Orlando, Florida

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                                 BALANCE SHEET
                                  (UNAUDITED)

                                 June 30, 2001


                                     ASSETS
                                     ------


Current assets:
   Cash                                                         $           88
                                                                --------------

       Total current assets                                                 88


Equipment, net                                                           2,991
                                                                --------------
       Total assets                                             $        3,079
                                                                ==============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities:
   Accounts payable                                             $      120,294
   Accrued expense                                                          89
   Due to related parties                                              134,495
                                                                --------------
       Total current liabilities                                       254,878

Stockholders' deficit:
   Common stock, $.001 par value, 95,000,000 shares
     authorized, 8,500,000 shares issued and outstanding                 8,500
   Additional paid-in capital                                          102,144
   Deficit accumulated during the development period                  (362,443)
                                                                --------------
       Total stockholders' deficit                                    (251,799)
                                                                --------------
       Total liabilities and stockholders' deficit              $        3,079
                                                                ==============





 See accountant's review report and accompanying notes to financial statements.

                            ZEPPELIN SOFTWARE, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                         CUMULATIVE FOR
                                                                                         THE PERIOD FROM
                                   THREE MONTHS ENDED            SIX MONTHS ENDED        OCTOBER 2, 1998
                                        JUNE 30,                     JUNE 30,             (INCEPTION) TO
                                   ------------------          -------------------            JUNE 30,
                                   2001          2000          2001           2000             2001
                                   ----          ----          ----           ----       ---------------
Expenses:
  General and administrative    $   18,889       6,830         21,953        60,978           362,443
                                ----------   ---------      ---------     ---------         ---------

    Net loss                    $  (18,889)     (6,830)       (21,953)      (60,978)         (362,443)
                                ==========   =========      =========     =========         =========

  Basic net loss per share      $       --          --             --         (0.01)
                                ==========   =========      =========     =========

  Weighted average common
    shares outstanding           8,500,000   8,500,000      8,500,000     8,500,000
                                ==========   =========      =========     =========








 See accountant's review report and accompanying notes to financial statements.

                            ZEPPELIN SOFTWARE, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                               CUMULATIVE FOR
                                                                               THE PERIOD FROM
                                                       SIX MONTHS ENDED        OCTOBER 2, 1998
                                                           JUNE 30,             (INCEPTION) TO
                                                     -------------------            JUNE 30,
                                                     2001           2000             2001
                                                     ----           ----       ---------------
Cash flows from operating activities:
  Net loss                                        $ (21,953)      (60,978)         (362,443)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
       Depreciation                                     608           609             3,167
       Changes in operating assets and
         liabilities:
         Accounts payable                            20,138        11,173           120,294
         Accrued expense                                 89            --                89
         Due to related parties                       1,204        34,518           134,495
                                                  ---------     ---------         ---------
             Net cash provided by (used in)
               operating activities                      86       (14,678)         (104,398)

Cash flows from investing activities:
  Purchase of equipment                                  --            --            (6,158)
                                                  ---------     ---------         ---------

Cash flows from financing activities:
  Proceeds from common stock subscriptions               --            --             8,000
  Proceeds from issuance of common stock                 --            --           125,000
  Payments for expenses preparatory to an
    offering of the Company's common stock               --            --           (22,356)
                                                  ---------     ---------         ---------
             Net cash provided by financing
               activities                                --            --           110,644
                                                  ---------     ---------         ---------
             Net increase (decrease) in cash             86       (14,678)               88

  Cash at beginning of period                             2        14,756                --
                                                  ---------     ---------         ---------
  Cash at end of period                           $      88            78                88
                                                  =========     =========         =========




 See accountant's review report and accompanying notes to financial statements.

                             ZEPPELIN SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2001



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)  CORPORATE ORGANIZATION

              Zeppelin Software, Inc. (the "Company") is a Delaware Corporation formed October 2, 1998. The Company develops digital microwave products, including an ultra-high bandwidth digital microwave radio.

              As noted, the Company is in its development stage and has expended a substantial amount of funds to date. At June 30, 2001, the Company had a stockholders' deficit of $251,799. The Company needs substantial additional capital to complete its development and to reach an operating stage. Management is contemplating a public or private offering of securities as a means of raising funds to implement its business plans.

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

                             ZEPPELIN SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS



(2)      EQUIPMENT

         Equipment consisted of the following at June 30, 2001:

            Office equipment                         $6,158
            Less accumulated depreciation             3,167
                                                     ------
                                                     $2,991
                                                     ======

         For the six months ended June 30, 2001, depreciation expense amounted to $608. The Company has reviewed its long-lived assets for impairment and has determined that no adjustments to the carrying value of long-lived assets are required.

(3)      TRANSACTIONS WITH AFFILIATES

         The Company receives consulting services from a company affiliated through common management. Consulting fees for the six months ended June 30, 2001 totaled zero. Additionally, members of the Board of Directors and former shareholders have advanced the Company funds in order to meet its cash flow requirements. As of June 30, 2001, amounts due to members of the Board totaled $43,927, and amounts due to former shareholders totaled $90,568.

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

         As of June 30, 2001, 125,000 stock options were outstanding with a weighted-average exercise price of $1.00 and weighted-average remaining contractual lives of approximately 2.66 years. During the six months ended June 30, 2001, no options were granted, exercised, forfeited, or expired. As of June 30, 2001, 70,313 stock options were exercisable at a weighted average exercise price of $1.00.

         Stock based compensation costs charged to operations for the six months ended June 30, 2001 were zero.

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


 By:  \s\ Ken Thorpe
      ----------------------------------------
          Ken Thorpe
          President, Director


      \s\ Donald J. Cheney
      ----------------------------------------
      Donald J. Cheney
      Director, Secretary, Treasurer

January 30, 2002





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 2001

                                  ------------