Form 10-Q
period 2001-09-30
ZEPPELIN SOFTWARE INC
filed 2002-02-04
CIK 1085203

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------
                                   FORM 10-QSB
                            -------------------------


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

               For the quarterly period ended September 30, 2001.

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2001, there were approximately 8,500,000 shares of the Company's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

TABLE OF CONTENTS

PART I

   ITEM 1 FINANCIAL STATEMENTS

        Accountants' Review Report

        Balance Sheet as of September 30, 2001.

        Statement of operations cumulative for the period from October 2, 1998 (inception) to September 30, 2001)

        Statement of Cash Flows cumulative for the period from October 2, 1998 (inception) to September 30, 2001)

        Notes to Financial Statements

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS


PART II OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS

                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED September 30, 2001



PART I FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS

                             ZEPPELIN SOFTWARE, INC.


                                TABLE OF CONTENTS




Accountants' Review Report...............................................1


Financial Statements:

      Balance Sheet......................................................2

      Statements of Operations...........................................3

      Statements of Stockholders' Deficit................................4


Notes to Financial Statements............................................5

TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS
-------------------------------------------------------------------------------



                           ACCOUNTANTS' REVIEW REPORT
                           --------------------------


To The Board of Directors
   Zeppelin Software, Inc.:

We have reviewed the accompanying balance sheet of Zeppelin Software, Inc. as of September 30, 2001, and the related statements of operations for the three months and nine months ended September 30, 2001 and 2000, and the statement of cash flows for the nine months ended September 30, 2001 and 2000, and for the cumulative development stage from October 2, 1998 (inception) to September 30, 2001. These financial statements are the responsibility of the Company's management.

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






October 26, 2001
Orlando, Florida

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (UNAUDITED)

                               September 30, 2001



                                     ASSETS
                                     ------

Current assets:

   Cash                                                          $      64
                                                                 ----------
      Total current assets                                              64

Equipment, net                                                       2,687
                                                                 ----------
      Total assets                                               $   2,751
                                                                 ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities:
   Accounts payable                                              $ 131,450
   Accrued expense                                                      93
   Due to related parties                                          134,495
                                                                 ----------

      Total current liabilities                                    266,038
Stockholders' deficit:
   Common stock, $.001 par value, 95,000,000 shares
     authorized, 8,500,000 shares issued and outstanding             8,500
   Additional paid-in capital                                      102,144
   Deficit accumulated during the development period              (373,931)
                                                                 ----------

      Total stockholders' deficit                                 (263,287)
                                                                 ----------
      Total liabilities and stockholders' deficit                $   2,751
                                                                 ==========



See accountants' review report and
accompanying notes to financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                         CUMULATIVE FOR
                                                                                         THE PERIOD FROM
                                   THREE MONTHS ENDED            NINE MONTHS ENDED       OCTOBER 2, 1998
                                      SEPTEMBER 30,                SEPTEMBER 30,         (INCEPTION) TO
                                   ------------------          -------------------         SEPTEMBER 30,
                                   2001          2000          2001           2000             2001
                                   ----          ----          ----           ----       ---------------
Expenses:
  General and administrative    $   11,488      16,721         33,441        77,699           373,931
                                ----------   ---------      ---------     ---------         ---------

    Net loss                    $  (11,488)     16,721        (33,441)      (77,699)         (373,931)
                                ==========   =========      =========     =========         =========

  Basic net loss per share      $       --          --             --         (0.01)
                                ==========   =========      =========     =========

  Weighted average common
    shares outstanding           8,500,000   8,500,000      8,500,000     8,500,000
                                ==========   =========      =========     =========




See accountants' review report and
accompanying notes to financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                               CUMULATIVE FOR
                                                                               THE PERIOD FROM
                                                       NINE MONTHS ENDED       OCTOBER 2, 1998
                                                         SEPTEMBER 30,         (INCEPTION) TO
                                                     -------------------         SEPTEMBER 30,
                                                     2001           2000             2001
                                                     ----           ----       ---------------
Cash flows from operating activities:
  Net loss                                        $ (33,441)      (77,699)         (373,931)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
       Depreciation                                     912         1,640             3,471
       Changes in operating assets and
         liabilities:
         Accounts payable                            31,294        26,681           131,450
         Accrued expense                                 93            --                93
         Due to related parties                       1,204        34,718           134,495
                                                  ---------     ---------         ---------
             Net cash provided by (used in)
               operating activities                      62       (14,660)         (104,422)

Cash flows from investing activities:
  Purchase of equipment                                  --           (70)           (6,158)
                                                  ---------     ---------         ---------

Cash flows from financing activities:
  Proceeds from common stock subscriptions               --            --             8,000
  Proceeds from issuance of common stock                 --            --           125,000
  Payments for expenses preparatory to an
    offering of the Company's common stock               --            --           (22,356)
                                                  ---------     ---------         ---------
             Net cash provided by financing
               activities                                --            --           110,644
                                                  ---------     ---------         ---------
             Net increase (decrease) in cash             62       (14,730)               64

  Cash at beginning of period                             2        14,756                --
                                                  ---------     ---------         ---------
  Cash at end of period                           $      64            26                64
                                                  =========     =========         =========



See accountants' review report and
accompanying notes to financial statements.

                             ZEPPELIN SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2001


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) CORPORATE ORGANIZATION

             Zeppelin Software, Inc. (the "Company") is a Delaware Corporation formed October 2, 1998. The Company develops digital microwave products, including an ultra-high bandwidth digital microwave radio.

             As noted, the Company is in its development stage and has expended a substantial amount of funds to date. At September 30, 2001, the Company had a stockholders' deficit of $263,287. The Company needs substantial additional capital to complete its development and to reach an operating stage. Management is contemplating a public or private offering of securities as a means of raising funds to implement its business plans.

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

                             ZEPPELIN SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS

(2)          EQUIPMENT

             Equipment consisted of the following at September 30, 2001:


                   Office equipment                   $ 6,158
                   Less accumulated depreciation        3,471
                                                      --------
                                                      $ 2,687
                                                      ========


             For the nine months ended September 30, 2001 depreciation expense amounted to $912. The Company has reviewed its long-lived assets for impairment and has determined that no adjustments to the carrying value of long-lived assets are required.

(3)          TRANSACTIONS WITH AFFILIATES

             The Company receives consulting services from a company affiliated through common management. Consulting fees for the nine months ended September 30, 2001 totaled zero. Additionally, members of the Board of Directors and former shareholders have advanced the Company funds in order to meet its cash flow requirements. As of September 30, 2001, amounts due to amounts due to members of the Board totaled $43,927, and amounts due to former shareholders totaled $90,568.

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

             As of September 30, 2001, 125,000 stock options were outstanding with a weighted-average exercise price of $1.00 and weighted-average remaining contractual lives of approximately 2.5 years. During the nine months ended September 30, 2001, no options were granted, exercised, forfeited, or expired. As of September 30, 2001, 78,125 stock options were exercisable at a weighted average exercise price of $1.00.

             Stock based compensation costs charged to operations for the nine months ended September 30, 2001 were zero.

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


 By:  \s\ Ken Thorpe
      ----------------------------------------
          Ken Thorpe
          President, Director

      \s\ Donald J. Cheney
      ----------------------------------------
      Donald J. Cheney
      Director, Secretary, Treasurer


January 30, 2002





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 2001

                                  ------------