Form 10KSB
period 2001-12-31
ZEPPELIN SOFTWARE INC
filed 2002-02-27
CIK 1085203

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2001

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the fiscal year ended December 31, 2001:  $0.

         As at December 31, 2001, approximately 8,500,000 shares of Common Stock of the issuer were outstanding and the aggregate market value of the voting common stock held by non-affiliates, was approximately $81,250.

         Transitional Small Business Disclosure Format:   Yes          No   X
                                                              -----       -----

         Documents incorporated by reference: NONE

                                TABLE OF CONTENTS



PART I.......................................................................
   Item 1.     DESCRIPTION OF BUSINESS.......................................
   Item 2.     DESCRIPTION OF PROPERTY.......................................
   Item 3.     LEGAL PROCEEDINGS.............................................
   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........

PART II......................................................................
   Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......
   Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....
   Item 7.     FINANCIAL STATEMENTS..........................................

PART III.....................................................................
   Item 8.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ...
   Item 9.     EXECUTIVE COMPENSATION........................................
   Item 10.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT....................................................
   Item 11.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................
   Item 12.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K.......................

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


                                    PART I.


ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

         Zeppelin Software, Inc. d.b.a. Zeppelin Broadband Wireless Corporation (the "Company"), a development stage company, has its principal offices at 7061 Dunraven Lane S.W., Port Orchard, WA 98367. The telephone number is (253) 709-2494. Through December 31, 2001, the Company has generated no revenues from operations.


BUSINESS OF THE ISSUER

         The Company is engaged in the development of new wireless products. Currently, the Company is developing a cutting-edge design for a family of highly integrated digital microwave radios capable of being directly connected to fibre optic cable at a Synchronous Optical Network (SONET), a Synchronous Digital Hierarchy (SDH), or an Internet Protocol (IP) level. It is the intention of the Company to continue the development and commercialization of the applicable technologies in whole and in part in order to market them to end-users and distributors of Broadband Wireless Networks as well as other manufacturers of broadband digital microwave radios.

         Our products are divided into two major platforms - Point-to-Point and Point-to-Multipoint. As set forth below, these two distinct platforms, while sharing the same basic technologies will address a varied number of applications such as:

Point-To-Point
--------------

          o Cellular and Personal Communication Service (PCS) back-haul, connecting cellular and PCS sites to the Mobile Terminal Switching Office.

          o Communications back-haul, for Public Utilities Cable Television operators.

          o Point-To-Point last-mile or back-haul end user network connectivity for Competitive

               Local Exchange Carriers or Competitive Access Providers.

Point-To-Multipoint
-------------------

          o Local Multipoint Distribution System and Local Multipoint Communication System (LMDS/LMCS) applications, where a single hub is connected to multiple end user terminals to deliver a full set of voice, data and video services to both business and households.

          o    High-speed wireless local area network interconnection.

          o Traffic control and Supervisory Control and Data Acquisition (SCADA) management systems for municipalities.

          o Wireless voice and data networks for Competitive Local Exchange Carriers (CLEC).


DISTRIBUTION AND SALES

         When and if our product is developed, approved and ready for market, we intend to distribute through distinct channels, that is, direct sales to Carriers and Large end-users and through distribution to those companies that deal with smaller end-users and integrators of turn-key wireless based systems. We hope to form strategic alliances with other companies whose product mix and distribution channels are complimentary to the Company's.


MANUFACTURING

         Upon securing the necessary funds, the Company intends to rely on subcontractors to manufacture and assemble the components from the Company's designs that make up the components of its products. Most of the components we require are readily available off-the-shelf from a variety of industry suppliers. Specialty components will be custom manufactured as required by companies such as Motorola Semiconductor and the Integrated Circuit development division of IBM. The Company's inability to find suitable manufacturers and/or suppliers would have a materially adverse effect on the Company's financial position and operations.


COMPETITION

         The broadband point-to-point and point-to-multipoint wireless market segments are shared by relatively few major players. Zeppelin's competitiveness will be determined by it's ability to produce a highly integrated product requiring fewer components than the industry norm thereby reducing manufacturing costs and time-to-market intervals.

         In IT departments, the term 3G has become synonymous with vaporware. However, things are about to get a lot more interesting in the wireless data market. A handful of well-financed upstarts see 3G's setbacks as an opportunity to push the virtues of their competing high-speed mobile data technologies. It's far too early to predict the outcome of this competition, but the ultimate winner is likely to be the mobile worker.

         Three companies Broadstorm Telecommunications Inc., Flarion Technologies Inc. and Tantivy Communications Inc. are in various stages of developing all-IP wireless data technology that they said will deliver the promises of 3G without many of its costs and hassles. The challengers offer a different vision of the wireless future, one they said is more likely to meet the needs of data users in general and is especially suited to enterprises already using 802.11b wireless networks. In their no-3G scenario, mobile workers will access data at speeds up to 1M bps each over the air using standard laptops and handheld devices. Even more important, they will use the same Internet applications they now use on their tethered hardware

         The challengers' migration paths from circuit-switched to packet-switched offerings can also be attractive. For example, Flarion's technology requires a dedicated chunk of the carrier's spectrum, but by offering voice over IP on the data portion of its network, the carrier can migrate from voice to data as the market evolves, eventually phasing out circuit-switched networks. That concept of using separate spectrums is similar to the idea behind CDMA2000 1xEVDO, the 3G step in the evolution of Code Division Multiple Access cellular networks beyond the CDMA2000 1xRTT standard, which requires a separate spectrum channel for a data-only service.

         Flarion was spun off from Lucent Technologies Inc. to solve this issue. Because their technologies are built on standard IP, Broadstorm, Flarion and Tantivy require only that operators hook up the wireless base station to an IP data line that connects to the Internet.

         That simplicity frees operators to choose equipment such as PacketAir's Mobility Router and back-end gear from Cisco Systems Inc. and other vendors that best satisfy their needs rather than being locked into proprietary equipment. PacketAir Networks Inc., of San Diego, a developer of packet-based wireless networks, specializes in building routers that fit between an IP radio base station, such as those built by Broadstorm, Flarion and Tantivy, and the Internet and the company is touting its products for the new network architectures.

         Broadstorm, Flarion and Tantivy use different air interfaces than those employed by wireless carriers but said their products are more efficient. Tantivy calls its technology I-CDMA, which uses CDMA but doesn't rely on intellectual property owned by Qualcomm Inc., which holds numerous patents on the CDMA standard widely used in the United States.

         Zeppelin is aware of and it should be understood that competitors are larger and better funded than the Company, and that there is no assurance that even if the Company is able to obtain funding and develop a working, commercialized product, that the Company will be able to compete successfully as to features, price, and availability.


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


RESEARCH AND DEVELOPMENT

         When and if funding is available, the Company plans to spend approximately $2.8 million USD over a timeframe of 30 months from date of funding for Research and Development. Please see Item 6 (H) for further details.


ENVIRONMENTAL LAW COMPLIANCE

         While we cannot predict with certainty the future operating costs for environmental compliance, we do not believe they will have a material effect on our capital expenditures, earnings or competitive position.


EMPLOYEES

         The Company currently has three employees, all employed on a part time basis, but none are accruing salaries or represented by a collective bargaining agreement. We believe that our relationship with our employees is good. Currently, the Company President is working to raise capital for the development of the microwave radio, the Vice-President is working on the technical development of the radio, and the Secretary/Treasurer's job is the corporate bookkeeping necessary to maintain operations.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's maintains its principal offices at 7061 Dunraven Lane S.W., Port Orchard, WA 98367. The principal office is the residence of the Secretary/Treasurer of the Company. There is no lease agreement and the company pays no rent currently. When and if funding is obtained, the Company initially plans to lease office space suitable to maintain general secretarial and accounting procedures as well as minimal space for technical development.


ITEM 3.  LEGAL PROCEEDINGS

         There are no legal proceedings to which the Company is a part.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no trading market for Company's common stock, par value $0.001 per share (the "Common Stock"). As of December 31, 2001, there were approximately 90 holders of record of the Common Stock. The Company is applying for trading on the OTC.BB and there is no assurance that it will be accepted for trading there.


DIVIDEND POLICY

         The Company has not paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

         The Company will continue in its efforts to develop its product utilizing free labor of its directors and shareholders until such time as funding is sourced from the capital markets. We continue to expend personal resources to achieve our goal so none can be quantified at this time. It is anticipated additional funding for the next twelve months will be required to accelerate the development of its product. Attempts are currently being made to raise cash through private placements and said attempts will continue throughout 2002. The Company will also use various debt instruments and as well as public offerings to raises needed capital during 2002. It is expected that as funds become available, Zeppelin will add additional staff on an "as required" basis as well as the equipment required to perform testing and development of its products. Future funding will be allocated towards the accomplishment of the following tasks:


TASK 1 - INITIAL STUDY

         Significant work has been completed by the Communications Research Centre which operates under the auspices of Industry Canada and employs a large compliment of world-class scientists and technologists. Therefore initially future funding will be utilized to determine which of the CRC technologies will be used in this project and affirmatively address the following technical issues:

1. The implementation time frame is consistent with the goal of producing an engineering model within one year after startup (date of funding).

2. The promise of significant cost reduction at the production level will be fulfilled.

3.   The up front NRE's and associated costs are reasonable.

The last should have the lowest weight. It is a given that the required technical performance is achievable.

------------------- ------------------------ ------------------------ ----------
                            ZEPPELIN                   CRC               TOTAL
------------------- ------------------------ ------------------------ ----------
 Effort              14.6 person-months       8.8 person-months
------------------- ------------------------ ------------------------ ----------
 Cost of Labor                      $94,310                 $117,250   $211,560
------------------- ------------------------ ------------------------ ----------
 Contractor Cost
------------------- ------------------------ ------------------------ ----------
 SUBTOTAL COST                      $94,310                 $117,250   $211,560
------------------- ------------------------ ------------------------ ----------


TASK 2. FINAL PRODUCT SPECIFICATION

------------------- ------------------------ ------------------------ ----------
                            ZEPPELIN                   CRC               TOTAL
------------------- ------------------------ ------------------------ ----------
 Effort              8.1 person-months        4.3 person-months
------------------- ------------------------ ------------------------ ----------
 Cost of Labor                       50,713                   56,950    107,663
------------------- ------------------------ ------------------------ ----------
 Contractor Cost
------------------- ------------------------ ------------------------ ----------
 SUBTOTAL COST                       50,713                   56,950    107,663
------------------- ------------------------ ------------------------ ----------


(A) TASK 3. ARCHITECTURAL DESIGN AND PARTITIONING

This activity results in the internal and external product configuration as well as the final functional specifications. It is dependent and strongly interactive with item (2) above.

------------------- ------------------------ ------------------------ ----------
                            ZEPPELIN                   CRC               TOTAL
------------------- ------------------------ ------------------------ ----------
 Effort              14.5 person-months
------------------- ------------------------ ------------------------ ----------
 Cost of Labor                       91,640                              91,640
------------------- ------------------------ ------------------------ ----------
 Contractor Cost
------------------- ------------------------ ------------------------ ----------
 SUBTOTAL COST                       91,640                              91,640
------------------- ------------------------ ------------------------ ----------


(B) TASK 4. DETERMINE INTERNAL DESIGN SPECIFICATIONS

These are the actual physical parameters relating to specific sub-assemblies or building blocks associated with the radio. Before these can be determined, the core technology must be sufficiently advanced.

------------------- ------------------------ ------------------------ ----------
                            ZEPPELIN                   CRC               TOTAL
------------------- ------------------------ ------------------------ ----------
 Effort              2.7 person-months        2.3 person-months
------------------- ------------------------ ------------------------ ----------
 Cost of Labor                       18,507                   30,150     48,657
------------------- ------------------------ ------------------------ ----------
 Contractor Cost
------------------- ------------------------ ------------------------ ----------
 SUBTOTAL COST                       18,507                   30,150     48,657
------------------- ------------------------ ------------------------ ----------

(C) TASK 5. FUNCTIONAL PROTOTYPE DESIGN, FABRICATION AND TESTING

This activity establishes the Proof of Concept. The activities are self-explanatory. See Task 3 for typical design tasks for a hypothetical partitioning scheme.

------------------- ------------------------ ------------------------ ----------
                            ZEPPELIN                   CRC               TOTAL
------------------- ------------------------ ------------------------ ----------
 Effort              17.0 person-months       10.3 person-months
------------------- ------------------------ ------------------------ ----------
 Cost of Labor                      108,990                  137,350    246,340
------------------- ------------------------ ------------------------ ----------
 Contractor Cost                    125,000                             125,000
------------------- ------------------------ ------------------------ ----------
 SUBTOTAL COST                      233,990                  137,350    371,340
------------------- ------------------------ ------------------------ ----------


(D) TASK 6. ENGINEERING PROTOTYPE DESIGN, FABRICATION AND TESTING

These activities are self-explanatory. See Task 3 for typical design tasks for a hypothetical partitioning scheme.

------------------- ------------------------ ------------------------ ----------
                            ZEPPELIN                   CRC               TOTAL
------------------- ------------------------ ------------------------ ----------
 Effort              48.5 person-months
------------------- ------------------------ ------------------------ ----------
 Cost of Labor                      264,977                        0    264,977
------------------- ------------------------ ------------------------ ----------
 Contractor Cost                    225,000                             225,000
------------------- ------------------------ ------------------------ ----------
 SUBTOTAL COST                      489,997                        0    489,997
------------------- ------------------------ ------------------------ ----------


(E) TASK 7. SYSTEM INTEGRATION

These activities are self-explanatory. See Task 3 for typical design tasks for a hypothetical partitioning scheme.

------------------- ------------------------ ------------------------ ----------
                            ZEPPELIN                   CRC              TOTAL
------------------- ------------------------ ------------------------ ----------
 Effort              155.9 person-months      9.0 person-months
------------------- ------------------------ ------------------------ ----------
 Cost of Labor                      938,317                  120,600  1,058,917
------------------- ------------------------ ------------------------ ----------
 Contractor Cost                    150,000                             150,000
------------------- ------------------------ ------------------------ ----------
 SUBTOTAL COST                    1,088,317                  120,600  1,208,917
------------------- ------------------------ ------------------------ ----------


(F) TASK 8. DOCUMENTATION

This is the final design streamlining and debugging prior to launching a pre-production run. It requires complete and accurate documentation. It is controlled and audited by manufacturing and production engineers, not designers.

------------------- ------------------------ ------------------------ ----------
                            ZEPPELIN                   CRC               TOTAL
------------------- ------------------------ ------------------------ ----------
 Effort              12.0 person-months
------------------- ------------------------ ------------------------ ----------
 Cost of Labor                       73,333                        0     73,333
------------------- ------------------------ ------------------------ ----------
 Contractor Cost
------------------- ------------------------ ------------------------ ----------
 SUBTOTAL COST                       73,333                        0     73,333
------------------- ------------------------ ------------------------ ----------


(G) TASK 9. CERTIFICATION

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

------------------- ------------------------ ------------------------ ----------
                            ZEPPELIN                   CRC               TOTAL
------------------- ------------------------ ------------------------ ----------
 Effort              30.0 person-months
------------------- ------------------------ ------------------------ ----------
 Cost of Labor                      183,333                        0    183,333
------------------- ------------------------ ------------------------ ----------
 Contractor Cost
------------------- ------------------------ ------------------------ ----------
 SUBTOTAL COST                      183,333                        0    183,333
------------------- ------------------------ ------------------------ ----------


(H) TOTALS FOR RESEARCH AND PRODUCT DEVELOPMENT


------------------- ------------------------ ------------------------ ----------
                            ZEPPELIN                   CRC              TOTAL
------------------- ------------------------ ------------------------ ----------
 Effort              299.6 person-months      34.5 person-months
------------------- ------------------------ ------------------------ ----------
 Cost of Labor                    1,824,120                  462,300  2,286,420
------------------- ------------------------ ------------------------ ----------
 Contractor Cost                    500,000                             500,000
------------------- ------------------------ ------------------------ ----------
 TOTAL LABOR COST                 2,324,120                  462,300  2,786,420
------------------- ------------------------ ------------------------ ----------


(J)      Additional Costs

The costs shown above do not take into account hard costs such as Office and R&D space as well as equipment of both a general and specific nature. It is estimated that the company will spend approximately $ 1.8m for capital as well as operational costs during the initial stages of its corporate development.

         The Company is in its development stage and has expended a substantial amount of funds to date. The Company needs substantial additional capital to complete its development and to reach an operating stage. The sales and cost of sales of the Company for fiscal years 2001 and 2000 were $0.

LIQUIDITY AND CAPITAL RESOURCES


                                                      2001          2000
                                                   ----------    ----------

             TOTAL CURRENT ASSETS                        540             2
             TOTAL CURRENT LIABILITIES               269,278       233,447

             WORKING CAPITAL DEFICIENCY             (268,738)     (233,445)


         Working capital decreased by $35,293 from December 31, 2000 to December 31, 2001. Cash increased by $538 over the same period. The increase in cash was substantially due to a short term loan made by a third party in November of the current period, included in accounts payable at 12/31/01.


GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's general and administrative expenses decreased from $80,401 to $36,509, a decrease of $43,892 or 55% over 2000. General and administrative expenses represent office expenses, consulting and professional fees. The decrease in general and administrative expenses is primarily due to a decrease in consulting and professional fees.


NET LOSS

         The Company's net loss decreased from $80,401 in 2000 to $36,509 in 2001 due to the decrease in general and administrative expenses incurred during the year. At December 31, 2001, the Company had a stockholders' deficit of $266,355.


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


ITEM 7. FINANCIAL STATEMENT


REPORT OF INDEPENDENT ACCOUNTANTS

FINANCIAL STATEMENTS

         Balance Sheet at December 31, 2001.

         Statements of Operations cumulative for the period from October 2, 1998 (inception) to December 31, 2001 and 2000.

         Statement of Stockholders' Deficit cumulative for the period from October 2, 1998 (inception) to December 31, 2001 and 2000.

         Statements of Cash Flows cumulative for the period from October 2, 1998
          (inception) to December 31, 2001 and 2000.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)


                                TABLE OF CONTENTS




Independent Auditors' Report ................................................. 1


Financial Statements:

      Balance Sheet .......................................................... 2

      Statements of Operations ............................................... 3

      Statements of Stockholders' Deficit .................................... 4

      Statements of Cash Flows ............................................... 5


Notes to Financial Statements ................................................ 6

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To The Board of Directors
   Zeppelin Software, Inc.:


We have audited the accompanying balance sheet of Zeppelin Software, Inc., a development stage company, (the "Company") as of December 31, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000, and for the cumulative development stage from October 2, 1998 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeppelin Software, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and for the cumulative development stage from October 2, 1998 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Zeppelin Software, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's cumulative losses during the development period, net capital deficiency, and the need to obtain substantial additional funding to complete its development raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




February 11, 2002
Orlando, Florida

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                December 31, 2001


                                     ASSETS
                                     ------

Current assets:
  Cash                                                         $     540
                                                               ---------
    Total current assets                                             540

Equipment, net                                                     2,383
                                                               ---------
    Total assets                                               $   2,923
                                                               =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities:
  Accounts payable                                             $ 136,783
  Due to related parties                                         132,495
                                                               ---------
    Total current liabilities                                    269,278

Stockholders' deficit:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, none issued                                         --
  Common stock, $.001 par value, 95,000,000 shares
    authorized, 8,500,000 shares issued and outstanding            8,500
  Additional paid-in capital                                     102,144
  Deficit accumulated during the development period             (376,999)
                                                               ---------
    Total stockholders' deficit                                 (266,355)
                                                               ---------
    Total liabilities and stockholders' deficit                $   2,923
                                                               =========




See accompanying notes to financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                   CUMULATIVE FOR
                                                                   THE PERIOD FROM
                                                                   OCTOBER 2, 1998
                                   YEAR ENDED     YEAR ENDED        (INCEPTION) TO
                                  DECEMBER 31,   DECEMBER 31,        DECEMBER 31,
                                      2001          2000                 2001
                                  -----------    -----------       -----------------
Expenses:
  General and administrative         $36,509         80,401               376,999
                                  -----------    -----------       -----------------
    Net loss                        $(36,509)       (80,401)             (376,999)
                                  ===========    ===========       =================
  Basic net loss per share             $0.00          (0.01)
                                  ===========    ===========
  Weighted average common
    shares outstanding             8,500,000      8,500,000
                                  ===========    ===========




See accompanying notes to financial statements.

                            ZEPPELIN SOFTWARE, INC.
                         (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                 For the years ended December 31, 2001 and 2000


                                                                 DEFICIT
                                   COMMON STOCK                 ACCUMULATED
                                      ISSUED        ADDITIONAL  DURING THE        TOTAL
                               -------------------    PAID-IN   DEVELOPMENT   STOCKHOLDERS'
                                 SHARES     AMOUNT    CAPITAL      STAGE         DEFICIT
                               ---------  --------  ----------  -----------   -------------
Balances, December 31, 1999    8,500,000  $  8,500    102,144     (260,089)       (149,445)
Net loss                           --          --        --        (80,401)        (80,401)
                               ---------  --------  ----------  -----------   -------------
Balances, December 31, 2000    8,500,000     8,500    102,144     (340,490)       (229,846)
Net loss                           --          --        --        (36,509)        (36,509)
                               ---------  --------  ----------  -----------   -------------
Balances, December 31, 2001    8,500,000  $  8,500    102,144     (376,999)       (266,355)
                               =========  ========  ==========  ===========   =============








See accompanying notes to financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                  CUMULATIVE FOR
                                                                                 THE PERIOD FROM
                                                                                 OCTOBER 2, 1998
                                                     YEAR ENDED     YEAR ENDED    (INCEPTION) TO
                                                    DECEMBER 31,   DECEMBER 31,    SEPTEMBER 30,
                                                        2001           2000            2001
                                                    ------------   ------------  -----------------
Cash flows from operating activities:
  Net loss                                          $  (36,509)        (80,401)        (376,999)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
      Depreciation                                       1,216           1,950            3,775
      Changes in operating assets and liabilities:
        Accounts payable                                36,627          28,576          136,783
        Due to related parties                            (796)         35,191          132,495
                                                    -----------     -----------  -----------------
          Net cash provided by (used in)
            operating activities                           538         (14,684)        (103,946)

Cash flows from investing activities:
  Purchase of equipment                                     --             (70)          (6,158)
                                                    -----------     -----------  -----------------

Cash flows from financing activities:
  Proceeds from common stock subscriptions                  --              --            8,000
  Proceeds from issuance of common stock                    --              --          125,000
  Payments for expenses preparatory to an
    offering of the Company's common stock                  --              --          (22,356)
                                                    -----------     -----------  -----------------
      Net cash provided by financing activities             --              --          110,644
                                                    -----------     -----------  -----------------
      Net increase (decrease) in cash                      538         (14,754)             540

Cash at beginning of period                                  2          14,756               --
                                                    -----------     -----------  -----------------
Cash at end of period                               $      540               2              540
                                                    ===========     ===========  =================



See accompanying notes to financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  CORPORATE ORGANIZATION

          Zeppelin Software, Inc. (the "Company") is a Delaware Corporation formed October 2, 1998. The Company develops digital microwave products, including an ultra-high bandwidth digital microwave radio.

          The Company is currently in its development stage and has expended a substantial amount of funds to date. At December 31, 2001, the Company had a stockholders' deficit of $266,355. The Company needs substantial additional capital to complete its development and to reach an operating stage. Management is contemplating a public or private offering of securities as a means of raising funds to implement its business plans.

     (b)  CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (c)  EQUIPMENT

          Equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives, ranging from 3 to 5 years. Expenditures which increase values, change capacities, or extend useful lives, are capitalized. Routine maintenance and repairs are charged to expense as incurred.

     (d)  BASIC LOSS PER SHARE

          Basic loss per share is based on the weighted average number of common shares outstanding during each period. Common stock options were not considered in the calculation since they would reduce the loss per share.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

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


     (g)  ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.


     (h)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments included cash, accounts payable, and due to related parties. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they are payable on demand.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (i)  STOCK-BASED COMPENSATION

          The Company accounts for compensation cost related to stock options in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under SFAS 123, the recognition of compensation expense is measured at the grant date based on the fair value of options. Such cost is recognized over the service period.


(2)  EQUIPMENT

     Equipment consisted of the following at December 31, 2001:

          Office equipment                   $ 6,158
          Less accumulated depreciation       (3,775)
                                             -------
                                             $ 2,383
                                             =======


     For the years ended December 31, 2001 and 2000, depreciation expense amounted to $1,216 and $1,950, respectively. The Company has reviewed its long-lived assets for impairment and has determined that no adjustments to the carrying value of long-lived assets are required.


(3)  TRANSACTIONS WITH AFFILIATES

     The Company receives consulting services from a company affiliated through common management. Consulting fees totaled $0 and $45,000 for the years ended December 31, 2001 and 2000, respectively. Additionally, members of the Board of Directors and former shareholders have advanced the Company funds in order to meet its cash flow requirements. As of December 31, 2001, amounts due to members of the Board of Directors totaled $43,927 and amounts due to former shareholders totaled $88,568.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


(4)  STOCK OPTION PLAN

     The Company has a nonqualified stock option plan (the "Plan") pursuant to which up to 1,000,000 shares of its common stock can be set aside to provide certain executives, directors, and other employees or consultants the option to purchase shares of the Company's common stock. The stock options vest 25% on the first anniversary of the agreement and 75% in equal monthly increments over the thirty-six month period following the first anniversary. As provided by the Plan, the Board of Directors may waive the vesting provision in whole or in part at any time based on such factors as the Board of Directors determines at its sole discretion. The stock options expire 5 years after the grant date.

     During the year ended December 31, 1999, the Board of Directors of the Company granted stock options to two directors of the Company. The directors were granted a combined 125,000 stock options with an exercise price of $1.00. During the year ended December 31, 2001, the Company granted an additional 800,000 stock options with an exercise price of $1.00 to other directors. These stock options issued were valued at fair value using an option-pricing model. The fair value of each option issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6%, dividend yield of 0%, volatility factors of the expected market price of the Company's stock of 0%, and the expected life of an option of five years. The weighted fair value at the date of grant for options granted during the year ended December 31, 2001 and 1999 was $0.00 per share. During the year ended December 31, 2000, no options were granted, exercised, forfeited, or expired.

     As of December 31, 2001 and 2000, 925,000 and 125,000 stock options, respectively, were outstanding with a weighted-average exercise price of $1.00 and weighted-average remaining contractual lives of approximately
     3.87 and 3.33, respectively. As of December 31, 2001 and 2000, 85,938 and 0 stock options, respectively, were exercisable at a weighted average exercise price of $1.00.

     No stock-based compensation costs were charged to operations for the years ended December 31, 2001 and 2000.

                                   PART III.

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth information concerning each of the directors and executive officers of the Company:


Names                              Age         Position
-----                              ---         --------

Ken Thorpe                         47          Director, President

Matt Krzyczkowski                  62          Director, Vice-President

Dr. Jack McKinley Wilson,          68          Director

Donald J. Cheney                   58          Director, Secretary and Treasurer


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

Jack McKinley Wilson, currently 25% or his time, and once funded, 25%, has served as a Director of the Company since the inception of the Company in October, 1998. Since 1990, Mr. Wilson has been retired from his dental practice. Mr. Wilson attended the University of Washington, graduating with a B.A. Degree in Business Administration in 1956 and received his D.D.S. from the University of Washington in 1964.

Donald J. Cheney has served as a Director of the Company since the inception of the Company in October, 1998 and served as the Company's President from May 2000 to April 2001. Mr. Cheney has served as the Company's Secretary and Treasurer since May 2000. Mr. Cheney currently devotes approximately 50% of his time to the business of the Company. Upon additional funding, Mr. Cheney will devote approximately 100% of his time to the business of the Company. From 1971 to 1998, Mr. Cheney has been employed as a school teacher at Federal Way School District #210 in Federal Way, Washington. Mr. Cheney attended La Verne College, graduating with a B.A. Degree in 1965. Mr. Cheney has since retired from teaching.

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

         In June of 2000, Scott Lee Kostiuk sold 2,000,000 shares of Zeppelin Software, Inc. stock to Hermann Peter Orth and Carolyn Joyce Kostiuk sold 2,000,000 shares of stock to Barbara Eisenger and did not file Form 4 with the Securities Commission, nor did Hermann Peter Orth or Barbara Eisenger file Form 3 with the Commission indicating their ownership.


ITEM 9. EXECUTIVE COMPENSATION.

         The following table summarizes all compensation awarded to, earned by, or paid to the President of the Company for services rendered in all capacities to the Company for each of the Company's last three fiscal years. No other executive officer of the Company received total salary and bonus in excess of $100,000 during any of the last three fiscal years.

                                                     SUMMARY COMPENSATION TABLE
                                                     --------------------------
                                                         Annual                                  Long-Term
        Payouts                                       Compensation                          Compensation Awards
        -------                         -----------------------------------------      ----------------------------
                                                                        Other          Securities
Name and                                                                Annual         Underlying       All Other
Principal                               Salary          Bonus        Compensation        Options       Compensation
Position                   Year           ($)            ($)             ($)               (#)             ($)
--------------------       ----         ------         ------        ------------      ----------      ------------
K. Thorpe, President       2001           $ 0           - 0 -            N/A               N/A             N/A
                           2000           $ 0           - 0 -            N/A               N/A             N/A
                           1999           $ 0           - 0 -            N/A               N/A             N/A

                              AGGREGATED OPTION EXERCISES IN LAST FISCAL
                              YEAR AND FISCAL YEAR END OPTION VALUE TABLE
                              -------------------------------------------
                                                          Number of
                                                          Securities          Value of
                                                          Underlying         Unexercised
                                                         Unexercised        in-the-Money
                                                           Options             Options
                       Shares                             at Fiscal           at Fiscal
                      Acquired                           Year-End(#)         Year-End($)
                         On              Value          -------------       -------------
                      Exercise          Realized         Exercisable/       Exercisable/
Name                      #                $            Unexercisable       Unexercisable
----                  --------          --------        -------------       -------------
 0                        0                0                 N/A                 N/A


COMPENSATION OF DIRECTORS

         There is no arrangement for the cash compensation of directors.


EMPLOYMENT AGREEMENTS

         There are currently no employment agreements between the Company and any of its named executive officers.


ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of December 31, 2001 with respect to the number of shares of the Common Stock beneficially owned by: (i) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock; (ii) each of the directors of the Company; and
(iii) all of the directors and executive officers of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this Report.

                                        AMOUNT AND NATURE OF
NAME, POSITION, AND ADDRESS (1)         BENEFICIAL OWNERSHIP    PERCENT OF CLASS
-------------------------------         --------------------    ----------------
Ken Thorpe                                     400,000(2)              4.7%
President and Director
Matt Krzyczkowski                              400,000(3)              4.7%
Director and Vice President
Dr. Jack McKinley Wilson                        25,000(4)              0.3%
Director
Donald J. Cheney                             1,125,000(5)             13.2%
Secretary, Treasurer and Director
Paul Minichiello (6)                         3,000,000                35.3%
Barbara Eisinger (7)                         2,025,000                23.8%
Hermann Orth (8)                             2,000,000                23.5%
All Directors and Officers as a Group        1,950,000                22.9%

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


ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.  SUBJECT TO NOTES TO FINANCIALS.

Item 12. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements:
         --------------------

         The following Financial Statements of the Company are included in Part II, Item 7 of this report.

         Independent Auditors Report

         Balance Sheet at December 31, 2001

         Statements of Operations cumulative for the period from October 2, 1998 (inception) to December 31, 2001 and 2000.

         Statement of Stockholders' Deficiency cumulative for the period from October 2, 1998 (inception) to December 31, 2001 and 2000.

         Statements of Cash Flows cumulative for the period from October 2, 1998
          (inception) to December 31, 2001 and 2000.

         Notes to Financial Statements

(a)(2)   Exhibits: The following exhibits are included in this report:
         --------



   Exhibit                             Description
-------------   ----------------------------------------------------------------

     2.1* Certificate of Incorporation of the Company (incorporated by reference Company's Form 10-SB filed with the Securities and Exchange Commission on August 13, 1999).

     2.2* By-Laws of the Company (incorporated by reference Company's Form 10-SB filed with the Securities and Exchange Commission on August 13, 1999).

     4.1* Form of Common Stock Certificate (incorporated by reference Company's Form 10-SB filed with the Securities and Exchange Commission on August 13, 1999).

    10.1*       Company's 1998 Qualified Stock Option Plan +


    10.2*       Company's 1998 Non-Qualified Stock Option Plan +

--------------------------------------------------------------------------------

+  Compensatory plan or arrangement required to be filed as an exhibit hereto.
*  Previously filed

(b)      Reports on Form 8-K:
         -------------------

         The Company did not file any reports on Form 8-K during the fourth quarter ended December 31, 2001.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




ZEPPELIN SOFTWARE, INC.


By: /s/ Ken Thorpe
    ------------------------------                   February 19, 2002
     Director, President

   /s/ Donald J. Cheney
    ------------------------------                   February 19, 2002
     Secretary/Treasurer/Director



           In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

\s\ Ken Thorpe
-------------------------------------
    Ken Thorpe
    Director and President                           Date: February 19, 2002


\s\ Donald J. Cheney
-------------------------------------
    Donald J. Cheney
    Director, Secretary and Treasurer                Date: February 19, 2002


\s\ Matt Krzyczkowski
-------------------------------------
    Matt Krzyczkowski
    Director                                         Date: February 19, 2002


\s\ Jack McKinley Wilson
-------------------------------------
    Jack McKinley Wilson
    Director                                         Date: February 19, 2002