Form 10QSB
period 2002-03-31
ZEPPELIN SOFTWARE INC
filed 2002-05-10
CIK 1085203

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD N/A TO N/A

Commission file number: 0-26373

ZEPPELIN SOFTWARE, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

98-0196717
(I.R.S. Employer ID #)

7061 Dunraven Lane S.W., Port Orchard, WA  98367
(Address of principal executive offices)

253-709-2494
(Issuer's Telephone number including area code)

NONE
(Former name, address, and/or fiscal year if changed from last year)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $ 0.001 per share
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

APPLICABLE ONLY TO CORPORATE ISSURES:

As of March 31, 2002, the Company had 8,500,000 common shares outstanding.

TABLE OF CONTENTS

PART I

   ITEM 1 FINANCIAL STATEMENTS

        Balance Sheet as of March 31, 2002.

          Statement of operations cumulative for the period from October 2, 1998 (inception) to March 31, 2002)

          Statement of Cash Flows cumulative for the period from October 2, 1998 (inception) to March 31, 2002)

          Notes to Financial Statements


   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS


PART II OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS



                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED March 31, 2002



PART I FINANCIAL INFORMATION

    ITEM 1 FINANCIAL STATEMENTS

                             ZEPPELIN SOFTWARE, INC.



                                TABLE OF CONTENTS




Financial Statements:

      Balance Sheet......................................................  1

      Statements of Operations...........................................  2

     Statements of Stockholders' Deficit.................................  3


Notes to Financial Statements............................................  4

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (UNAUDITED)

                                 March 31, 2002

                                     ASSETS

Current assets:
  Cash                                                       $     573
  Prepaid expense                                                   60
                                                             ---------
    Total current assets                                           633
Equipment, net                                                   2,079
                                                             ---------
    Total assets                                             $   2,712
                                                             =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                           $ 146,397
  Accrued expenses                                               5,101
  Loan payable                                                  25,000
  Due to related parties                                       111,537
                                                             ---------
    Total current liabilities                                  288,035

Stockholders' deficit:
  Common stock, $.001 par value, 95,000,000 shares
    authorized, 8,500,000 shares issued and outstanding          8,500
  Additional paid-in capital                                   102,144
  Deficit accumulated during the development period           (395,967)
                                                             ---------
    Total stockholders' deficit                               (285,323)
                                                             ---------
    Total liabilities and stockholders' deficit              $   2,712
                                                             =========



See accompanying notes to the financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     CUMULATIVE FOR
                                          THREE           THREE      THE PERIOD FROM
                                       MONTHS ENDED    MONTHS ENDED  (INCEPTION) TO
                                          MARCH 31,      MARCH 31,       MARCH 31,
                                            2002           2001            2002
                                        ----------      ----------      ----------
Expenses:
  General and administrative            $   18,968           3,064         395,967
                                        ----------      ----------      ----------
    Net loss                            $  (18,968)         (3,064)       (395,967)
                                        ==========      ==========      ==========
  Basic net loss per share              $     --              --
                                        ==========      ==========
  Weighted average common
    shares outstanding                   8,500,000       8,500,000
                                        ==========      ==========


See accompanying notes to the financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     CUMULATIVE FOR
                                                                     THE PERIOD FROM
                                          THREE           THREE      OCTOBER 2, 1998
                                       MONTHS ENDED    MONTHS ENDED  (INCEPTION) TO
                                          MARCH 31,      MARCH 31,       MARCH 31,
                                            2002           2001            2002
                                        ----------      ----------      ----------
Cash flows from operating activities:
  Net loss                              $  (18,968)        (3,064)        (395,967)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Depreciation                             304            304            4,079
      Changes in operating assets and
        liabilities:
          Prepaid expense                      (60)           --               (60)
          Accounts payable                   9,711          1,931          146,397
          Accrued expense                    5,004             85            5,101
                                        ----------      ----------      ----------
            Net cash used in operating
              activities                    (4,009)          (744)        (240,450)

Cash flows from investing activities:
  Purchase of equipment                       --              --            (6,158)
                                        ----------      ----------      ----------
Cash flows from financing activities:
  Proceeds from loan payable                25,000            --            25,000
  Proceeds from related party loans         33,442          1,054          166,733
  Payments on related party loans          (54,400)           --           (55,196)
  Proceeds from common stock
    subscriptions                             --              --             8,000
  Proceeds from issuance of common
    stock                                     --              --           125,000
  Payments for expenses preparatory to
    an offering of the Company's common
    stock                                     --              --           (22,356)
                                        ----------      ----------      ----------
            Net cash provided by
              financing activities           4,042          1,054          247,181
                                        ----------      ----------      ----------
            Net increase in cash                33            310              573
Cash at beginning of period                    540              2             --
                                        ----------      ----------      ----------
Cash at end of period                   $      573            312              573
                                        ==========      ==========      ==========

See accompanying notes to the financial statements.

                             ZEPPELIN SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2002

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  CORPORATE ORGANIZATION

          Zeppelin Software, Inc. (the "Company") is a Delaware Corporation formed October 2, 1998. The Company develops digital microwave products, including an ultra-high bandwidth digital microwave radio.

          As noted, the Company is in its development stage and has expended a substantial amount of funds to date. At March 31, 2002, the Company had a stockholders' deficit of $285,323. The Company needs substantial additional capital to complete its development and to reach an operating stage. Management is contemplating a public or private offering of securities as a means of raising funds to implement its business plans.

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

     (H)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments included cash, prepaid expense, accounts payable, loan payable, and other current liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they are receivable or payable on demand.

     (I)  NONQUALIFIED STOCK OPTION PLAN

          The Company accounts for stock options in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under SFAS 123, the recognition of compensation expense is measured at the grant date based on the fair value of options. Such cost is recognized over the service period.

     (J)  RECLASSIFICATIONS

          Certain amounts have been reclassified in the 2001 financial statements to conform to the 2002 financial statement presentation.

                             ZEPPELIN SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS


(2)  EQUIPMENT

     Equipment consisted of the following at March 31, 2002:

        Office equipment                            $6,158
        Less accumulated depreciation                4,079
                                                    ------
                                                    $2,079
                                                    ======

     For the three months ended March 31, 2002 and 2001 depreciation expense amounted to $304. The Company has reviewed its long-lived assets for impairment and has determined that no adjustments to the carrying value of long-lived assets are required.


(3)  LOAN PAYABLE

     During the three months ended, March 31, 2002, the Company entered into a short-term loan agreement with a third party. Proceeds from the loan were used to meet cash flow requirements. The loan is due in April 2002, and provides for interest at 80%. The lender has the option to convert the loan to common stock of the Company at a price of $1.00 per share. The loan agreement provides for 5,000 shares of the Company's common stock to be issued as additional interest. The Company is recording the estimated value of the common stock to be issued of $1,125 as accrued interest over the period of the loan. As of May 3, 2002, the loan had not been paid and the 5,000 shares of common stock had not been issued.


(4)  TRANSACTIONS WITH AFFILIATES

     Members of the Board of Directors and former shareholders have advanced the Company funds in order to meet its cash flow requirements. As of March 31, 2002, amounts due to members of the Board of Directors and shareholders totaled $75,369 and amounts due to former shareholders totaled $36,168.

                            ZEPPELIN SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS


(5)  STOCK OPTIONS

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

     During the year ended December 31, 1999, the Board of Directors of the Company granted stock options to two directors of the Company. The directors were granted a combined 125,000 stock options with an exercise price of $1.00. During the year ended December 31, 2001, the Company granted an additional 800,000 stock options with an exercise price of $1.00 to other directors. These stock options issued were valued at fair value using an option-pricing model. The fair value of each option issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6%, dividend yield of 0%, volatility factors of the expected market price of the Company's stock of 0%, and the expected life of an option of five years. The weighted fair value at the date of grant for options granted during the year ended December 31, 2001 and 1999 was $0.00 per share. During the three months ended March 31, 2002, no options were granted, exercised, forfeited, or expired.

     As of March 31, 2002 and 2001, 925,000 and 125,000 stock options, respectively, were outstanding with a weighted-average exercise price of $1.00 and weighted-average remaining contractual lives of approximately
     4.29 and 3.00, respectively. As of March 31, 2002 and 2001, 93,750 and 62,500 stock options, respectively, were exercisable at a weighted average exercise price of $1.00.

     No stock-based compensation costs were charged to operations for the three months ended March 31, 2002 and 2001.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS


Zeppelin Software, Inc. d.b.a. Zeppelin Broadband Wireless (the "Company") was incorporated in October 1998 for the express purpose of developing digital microwave products. The Company is developing the preliminary design of a prototype of a digital microwave radio. The Company is currently proceeding with limited activities while seeking out capital during the next twelve months. The Company is awaiting financing of $1.5 million to $5 million through one or more private placements, though there is no guarantee said financing will be secured.

The Company projects that it will spend approximately $1.3 million on engineering salaries and expenses and $1.75 million on capital equipment expenditures. The remaining funds will be spent on general and administrative expenses, marketing and operating capital. Company funds for the payment of professional services to present have been provided by directors and shareholders and will continue to be provided on a limited basis until other resources can be found.

The Company's limited activities are also directed to developing its product, utilizing the free labor of its directors and shareholders while awaiting financing from the capital markets. Operations will continue to be limited until financing is obtained, however, there is no assurance that the needed financing will be forthcoming. Directors and shareholders will continue to expend personal resources to maintain operations and it is anticipated additional funding for the next twelve months will be required to accelerate the development of its product. Attempts are currently being made to raise cash through private placements and said attempts will continue throughout 2002. The Company will also use various debt instruments and as well as public offerings to raises needed capital during 2002. It is expected that if funds become available, Zeppelin will add additional staff on an "as required" basis as well as the equipment required to perform testing and development of its products. The Company currently maintains a staff of three officers, some of whom are presently serving on a part-time basis.



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


May 9, 2002





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended March 31, 2002

                                  ------------