Form 10QSB
period 2002-06-30
ZEPPELIN SOFTWARE INC
filed 2002-08-20
CIK 1085203

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2002.

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

As of June 30, 2002, the Company had 8,500,000 common shares outstanding.

TABLE OF CONTENTS

PART I

   ITEM 1 FINANCIAL STATEMENTS

        Balance Sheet as of June 30, 2002.

        Statement of operations cumulative for the period from October 2, 1998 (inception) to June 30, 2002)

        Statement of Cash Flows cumulative for the period from October 2, 1998 (inception) to June 30, 2002)

        Notes to Financial Statements


   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS


PART II OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS


PART III EXHIBITS AND REPORTS ON FORM 8K



                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED June 30, 2002



PART I FINANCIAL INFORMATION

    ITEM 1 FINANCIAL STATEMENTS

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  June 30, 2002



                                Table of Contents


Accountants' Review Report .................................... 1


Financial Statements:

      Balance Sheet ........................................... 2

      Statements of Operations ................................ 3

      Statements of Cash Flows ................................ 4


Notes to Financial Statements ................................. 5

                    TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.
                CERTIFIED PUBLIC ACCOUNTANTS & BUSINESS ADVISORS

NATIONAL & INTERNATIONAL SERVICES THROUGH RSM INTERNATIONAL o AN INDEPENDENTLY OWNED MEMBER OF THE MCGLADREY NETWORK

--------------------------------------------------------------------------------



                           ACCOUNTANTS' REVIEW REPORT


To The Board of Directors
      Zeppelin Software, Inc.:

We have reviewed the accompanying balance sheet of Zeppelin Software, Inc. (A Development Stage Company) (the "Company") as of June 30, 2002, and the related statements of operations for the three months and six months ended June 30, 2002 and 2001, and the statement of cash flows for the six months ended June 30, 2002 and 2001, and for the cumulative development stage from October 2, 1998 (inception) to June 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Zeppelin Software, Inc. (A Development Stage Company) will continue as a going concern. As discussed in the Note 1 to the financial statements, the Company's cumulative losses during the development period, the net capital deficiency, and the need to obtain substantial additional funding to complete its development raises substantial doubt about the entity's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

\s\  Tedder, James, Worden & Associates, P.A.

Orlando, Florida
August 6, 2002

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (UNAUDITED)

                                  June 30, 2002

                                     ASSETS

Current assets:
  Cash                                                    $      32
                                                          ---------
     Total current assets                                 $      32

Equipment, net                                                1,775
                                                          ---------
     Total assets                                         $   1,807
                                                          =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                        $ 148,923
  Accrued expense                                             6,355
  Loan payable                                               25,000
  Due to related parties                                    114,020
                                                          ---------
     Total current liabilities                              294,298

Stockholders' deficit:
  Common stock, $.001 par value, 95,000,000 shares
    authorized, 8,500,000 shares issued and outstanding       8,500
  Additional paid-in capital                                102,144
  Deficit accumulated during the development period        (403,135)
                                                          ---------
     Total stockholders' deficit                           (292,491)
                                                          ---------
     Total liabilities and stockholders' deficit          $   1,807
                                                          =========

See accountants' review report and accompanying notes to financial statements.

                            ZEPPELIN SOFTWARE, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               CUMULATIVE FOR
                                                                               THE PERIOD FROM
                                 THREE MONTHS ENDED       SIX MONTHS ENDED     OCTOBER 2, 1998
                                      JUNE 30,                JUNE 30,          (INCEPTION) TO
                              ---------------------  ----------------------        JUNE 30,
                                  2002       2001       2002         2001           2002
                              ----------  ---------  ---------   ----------    ---------------
Expenses:
  General and administrative  $    7,168     18,889     26,136       21,953       403,135
                              ----------  ---------  ---------   ----------    ---------------
    Net loss                      (7,168)   (18,889)   (26,136)     (21,953)     (403,135)
                              ==========  =========  =========   ==========    ===============
  Basic net loss per share           -          -          -            -
                              ==========  =========  =========   ==========
  Weighted average common
    shares outstanding         8,500,000  8,500,000  8,500,000    8,500,000
                              ==========  =========  =========   ==========




See accountants' review report and accompanying notes to financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 CUMULATIVE FOR
                                                                                 THE PERIOD FROM
                                                             SIX MONTHS ENDED    OCTOBER 2, 1998
                                                                 JUNE 30,       (INCEPTION) TO
                                                           --------------------    JUNE 30,
                                                             2002        2001        2002
                                                           --------    --------    --------
Cash flows from operating activities:
  Net loss                                                 $(26,136)    (21,953)   (403,135)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation                                              608         608       4,383
      Changes in operating assets and liabilities:
        Accounts payable                                     12,140      20,138     148,741
        Accrued expense                                       6,355          89       6,537
                                                           --------    --------    --------
          Net cash used in operating activities              (7,033)     (1,118)   (243,474)

Cash flows from investing activities:
  Purchase of equipment                                        --          --        (6,158)
                                                           --------    --------    --------

Cash flows from financing activities:
  Proceeds from loan payable                                 25,000        --        25,000
  Proceeds from related party loans                          64,032       1,204     196,527
  Payments on related party loans                           (82,507)       --       (82,507)
  Proceeds from common stock subscriptions                     --          --         8,000
  Proceeds from issuance of common stock                       --          --       125,000
  Payments for expenses preparatory to an
    offering of the Company's common stock                     --          --       (22,356)
                                                           --------    --------    --------
          Net cash provided by financing activities           6,525       1,204     249,664
                                                           --------    --------    --------
          Net increase (decrease) in cash                      (508)         86          32

Cash at beginning of period                                     540           2        --
                                                           --------    --------    --------
Cash at end of period                                      $     32          88          32
                                                           ========    ========    ========

See accountants' review report and accompanying notes to financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  CORPORATE ORGANIZATION

          Zeppelin Software, Inc. (the "Company") is a Delaware Corporation formed on October 2, 1998. The Company develops digital microwave products, including an ultra-high bandwidth digital microwave radio.

          As noted, the Company is in its development stage and has expended a substantial amount of funds to date. At June 30, 2002, the Company had a stockholders' deficit of $292,491. The Company needs substantial additional capital to complete its development and to reach an operating stage. Management is contemplating a public or private offering of securities as a means of raising funds to implement its business plans.

     (b)  EQUIPMENT

          Equipment is recorded at cost less accumulated depreciation. Expenditures which materially increase values, change capacities, or extend useful lives, are capitalized. Routine maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over estimated useful lives, ranging from 3 to 5 years.

     (c)  IMPAIRMENT OF LONG-LIVED ASSETS

          The Company evaluates its long-lived assets for financial impairment as events or changes in circumstances indicate that the carrying value of a long-lived asset may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against their estimated undiscounted future cash flows. If such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

     (d)  BASIC LOSS PER SHARE

          Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period.


See accountants' review report.

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

     (g)  ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (h)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments included cash, accounts payable, loan payable, and other current liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they are receivable or payable on demand.


See accountants' review report.

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

     (j)  RECLASSIFICATIONS

          Certain amounts have been reclassified in the 2001 financial statements to conform to the 2002 financial statement presentation.

(2)  EQUIPMENT

     Equipment consisted of the following at June 30, 2002:

             Office equipment                             $6,158
             Less accumulated depreciation                (4,383)
                                                          ------
                                                          $1,775
                                                          ======

     For the six months ended June 30, 2002 and 2001 depreciation expense amounted to $608 in each six month period. The Company has reviewed its long-lived assets for impairment and has determined that no adjustments to the carrying value of long-lived assets are required.

(3)  LOAN PAYABLE

     During the six months ended June 30, 2002, the Company entered into a short-term loan agreement with a third party lender. Proceeds from the loan were used to meet cash flow requirements. The loan was due in April 2002, and provided for interest at 80%. The third party lender has the option to convert the loan payable to common stock of the Company at a price of $1.00 per share. The loan agreement provides for 5,000 shares of the Company's common stock to be issued as additional interest. The Company is recording the estimated value of the common stock to be issued of $1,125 as accrued interest over the period of the loan. As of August 6, 2002, the loan payable had not been paid, the 5,000 shares of common stock had not been issued, and the Company was in negotiations with the third party lender for new repayment terms.



See accountants' review report.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



(4)  TRANSACTIONS WITH AFFILIATES

     Members of the Board of Directors and former shareholders have advanced the Company funds in order to meet its cash flow requirements. As of June 30, 2002, amounts due to members of the Board totaled $114,020.

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

     During the year ended December 31, 1999, the Board of Directors of the Company granted stock options to two directors of the Company. The directors were granted a combined 125,000 stock options with an exercise price of $1.00. During the year ended December 31, 2001, the Company granted an additional 800,000 stock options with an exercise price of $1.00 to other directors. These stock options issued were valued at fair value using an option-pricing model. The fair value of each option issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6%, dividend yield of 0%, volatility factors of the expected market price of the Company's stock of 0%, and the expected life of an option of five years. The weighted fair value at the date of grant for options granted during the year ended December 31, 2001 and 1999 was $0.00 per share. During the six months ended June 30, 2002, no options were granted, exercised, forfeited, or expired.

     As of June 30, 2002 and 2001, 925,000 and 125,000 stock options, respectively, were outstanding with a weighted-average exercise price of $1.00 and weighted-average remaining contractual lives of approximately
     4.04 and 2.66, respectively. As of June 30, 2002 and 2001, 101,563 and 70,313 stock options, respectively, were exercisable at a weighted average exercise price of $1.00.

     No stock-based compensation costs were charged to operations for the six months ended June 30, 2002 and 2001.


See accountants' review report.

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

The Company is pleased to announce that on May 6, 2002 approval was granted by the NASD for the Company to publicly trade on the OTC:BB (Over the Counter Bulletin Board). The Company began trading on May 7, 2002 using the ticker symbol ZEPP.OB.


PART II  OTHER INFORMATION

    ITEM 1 LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition or results of operations.


PART III  EXHIBITS AND REPORTS ON FORM 8K

     (a)  Exhibits

Exhibit Number  Description

   99(a) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act or 2002 - Ken Thorpe, President and Chief Executive Officer and Donald J. Cheney, Chief Financial Officer.





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


August 20, 2002





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 2002

                                  ------------