Form 10QSB
period 2002-09-30
ZEPPELIN SOFTWARE INC
filed 2002-11-13
CIK 1085203

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2002.

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

As of November 13, 2002, the Company had 8,500,000 shares outstanding of common stock, par value $0.001 per share.

TABLE OF CONTENTS

PART I

   ITEM 1 FINANCIAL STATEMENTS

        Balance Sheet as of September 30, 2002.

        Statement of operations cumulative for the period from October 2, 1998 (inception) to September 30, 2002)

        Statement of Cash Flows cumulative for the period from October 2, 1998 (inception) to September 30, 2002)

        Notes to Financial Statements


   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

   ITEM 3 CONTROLS AND PROCEDURES


PART II OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS

   ITEM 2 CHANGES IN SECURITIES

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


PART III EXHIBITS AND REPORTS ON FORM 8K

SIGNATURES

CERTIFICATIONS



                             ZEPPELIN SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED September 30, 2002



PART I FINANCIAL INFORMATION

    ITEM 1 FINANCIAL STATEMENTS

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (UNAUDITED)

                               September 30, 2002


                                     ASSETS

Current assets:
      Cash                                                          $     235
                                                                    ---------
           Total current assets                                           235

 Equipment, net                                                         1,471
                                                                    ---------
           Total assets                                             $   1,706
                                                                    =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                                              $ 153,509
      Accrued expense                                                   6,359
      Loan payable                                                     25,000
      Due to related parties                                          120,741
                                                                    ---------
          Total current liabilities                                   305,609

 Stockholders' deficit:
       Common stock, $.001 par value, 95,000,000 shares
           authorized, 8,500,000 shares issued and outstanding          8,500
       Additional paid-in capital                                     102,144
       Deficit accumulated during the development period             (414,547)
                                                                    ---------
          Total stockholders' deficit                                (303,903)
                                                                    ---------
          Total liabilities and stockholders' deficit               $   1,706
                                                                    =========





See accompanying notes to the financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                    CUMULATIVE FOR
                                                                                                    THE PERIOD FROM
                                            THREE MONTHS ENDED               NINE MONTHS ENDED      OCTOBER 2, 1998
                                               SEPTEMBER 30,                   SEPTEMBER 30,        (INCEPTION) TO
                                       -----------------------------   ---------------------------   SEPTEMBER 30,
                                            2002            2001           2002           2001            2002
                                       -------------    ------------   ------------   ------------    -----------
Expenses:
      General and administrative       $    11,412           11,488         37,548         33,441        414,547
                                       -------------    ------------   ------------   ------------    -----------

         Net loss                      $   (11,412)         (11,488)       (37,548)       (33,441)      (414,547)
                                       =============    ============   ============   ============    ===========

      Basic net loss per share         $         -                -              -              -
                                       =============    ============   ============   ============
      Weighted average common
         shares outstanding              8,500,000        8,500,000      8,500,000      8,500,000
                                       =============    ============   ============   ============












See accompanying notes to the financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                 CUMULATIVE FOR
                                                                                                                THE PERIOD FROM
                                                                          NINE MONTHS ENDED                     OCTOBER 2, 1998
                                                                            SEPTEMBER 30,                        (INCEPTION) TO
                                                             ---------------------------------------------       SEPTEMBER 30,
                                                                     2002                     2001                    2002
                                                             ----------------------    -------------------   -----------------------
Cash flows from operating activities:
     Net loss                                                         $    (37,548)               (33,441)                 (414,547)
     Adjustments to reconcile net loss to net cash provided
         by operating activities:
             Depreciation                                                      912                    912                     4,687
             Changes in operating assets and liabilities:
                 Accounts payable                                           16,726                 31,294                   153,509
                 Accrued expense                                             6,359                     93                     6,359
                                                             ----------------------    -------------------   -----------------------


                      Net cash used in operating activities                (13,551)                (1,142)                 (249,992)

Cash flows from investing activities:
     Purchase of equipment                                                       -                      -                   (6,158)
                                                             ----------------------    -------------------   -----------------------

Cash flows from financing activities:
     Proceeds from loan payable                                             25,000                      -                    25,000
     Proceeds from related party loans                                      80,772                  1,204                   214,063
     Payments on related party loans                                       (92,526)                     -                   (93,322)
     Proceeds from common stock subscriptions                                    -                      -                     8,000
     Proceeds from issuance of common stock                                      -                      -                   125,000
     Payments for expenses preparatory to an
         offering of the Company's common stock                                  -                      -                   (22,356)
                                                             ----------------------    -------------------   -----------------------

                 Net cash provided by financing activities                  13,246                  1,204                   256,385
                                                             ----------------------    -------------------   -----------------------

                 Net increase (decrease) in cash                              (305)                    62                       235

Cash at beginning of period                                                    540                      2                         -
                                                             ----------------------    -------------------   -----------------------

Cash at end of period                                                    $     235                     64                       235
                                                             ======================    ===================   =======================



See accompanying notes to the financial statements.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2002


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      CORPORATE ORGANIZATION

                  Zeppelin Software, Inc. (the "Company") is a Delaware Corporation formed October 2, 1998. The Company develops digital microwave products, including an ultra-high bandwidth digital microwave radio.

                  As noted, the Company is in its development stage and has expended a substantial amount of funds to date. At September 30, 2002, the Company had a stockholders' deficit of $303,903. The Company needs substantial additional capital to complete its development and to reach an operating stage. Management is contemplating a public or private offering of securities as a means of raising funds to implement its business plans.

         (b)      EQUIPMENT

                  Equipment is reported at cost less accumulated depreciation. Expenditures which materially increase values, change capacities, or extend useful lives are capitalized. Depreciation is computed using the straight-line method over estimated useful lives, ranging from 3 to 5 years.

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

         (g)      ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(2)      EQUIPMENT

         Equipment consisted of the following at September 30, 2002:

                        Office equipment                           $ 6,158
                        Less accumulated depreciation               (4,687)
                                                              -------------

                                                                   $ 1,471
                                                              =============

         For the nine months ended September 30, 2002 and 2001 depreciation expense amounted to $912 in each nine-month period. The Company has reviewed its long-lived assets for impairment and has determined that no adjustments to the carrying value of long-lived assets are required.


(3)      LOAN PAYABLE

         During the nine months ended September 30, 2002, the Company entered into a short-term loan agreement with a third party lender. Proceeds from the loan were used to meet cash flow requirements. The loan was due in April 2002, and provided for interest at 80%. The third party lender has the option to convert the loan payable to common stock of the Company at a price of $1.00 per share. The loan agreement provides for 5,000 shares of the Company's common stock to be issued as additional interest. The Company is recording the estimated value of the common stock to be issued of $1,125 as accrued interest over the period of the loan. As of November 11, 2002, the loan payable had not been paid, the 5,000 shares of common stock had not been issued, and the Company was in negotiations with the third party lender for new repayment terms.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


(4)      TRANSACTIONS WITH AFFILIATES

         Members of the Board of Directors and former shareholders have advanced the Company funds in order to meet its cash flow requirements. As of September 30, 2002, amounts due to members of the Board totaled $120,741.


(5)      STOCK OPTIONS

         The Company has nonqualified stock option plan (the "Plan") pursuant to which up to 1,000,000 shares of its common stock can be set aside to provide certain executives, directors, and other employees or consultants the option to purchase shares of the Company's common stock. The stock options vest 25% on the first anniversary of the agreement and 75% in equal monthly increments over the thirty-six month period following the first anniversary. As provided by the Plan, the Board of Directors may waive the vesting provision in whole or in part at any time based on such factors as the Board of Directors determines at its sole discretion. The stock options expire 5 years after the grant date.

         During the year ended December 31, 1999, the Board of Directors of the Company granted stock options to two directors of the Company. The directors were granted a combined 125,000 stock options with an exercise price of $1.00. During the year ended December 31, 2001, the Company granted an additional 800,000 stock options with an exercise price of $1.00 to other directors. These stock options issued were valued at fair value using an option-pricing model. The fair value of each option issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6%, dividend yield of 0%, volatility factors of the expected market price of the Company's stock of 0%, and the expected life of an option of five years. The weighted fair value at the date of grant for options granted during the year ended December 31, 2001 and 1999 was $0.00 per share. During the nine months ended September 30, 2002, no options were granted, exercised, forfeited, or expired.

         As of September 30, 2002 and 2001, 925,000 and 125,000 stock options, respectively, were outstanding with a weighted-average exercise price of $1.00 and weighted-average remaining contractual lives of approximately 3.79 and 2.5, respectively. As of September 30, 2002 and 2001, 109,375 and 78,125 stock options, respectively, were exercisable at a weighted-average exercise price of $1.00.

         No stock-based compensation costs were charged to operations for the nine months ended September 30, 2002 and 2001.

                             ZEPPELIN SOFTWARE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


(6)      SUBSEQUENT EVENTS

         On October 9, 2002, a change in control of Zeppelin Software, Inc. occurred as the founding shareholders sold 8,000,000 shares for a consideration of $0.001 per share totaling $8,000. The selling shareholders disposed of all of their founders' shares in the Company. In addition, the Company issued a two-year option on 100,000 shares to each of the former shareholders, exercisable only in the second year, at $3.00 per share as additional consideration. The Board of Directors has also authorized a change in the Company's name to Zeppelin Energy, Inc.

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

On October 9, 2002 there was a sale and transfer of shares by the current owners of the Company to new people who will attempt to take Zeppelin in an additional direction for the Company for the benefit of all shareholders. The transfer was initiated as a result of an exhaustive review by the Company's Board of Directors and subsequent decision to focus its resources and management efforts on pursuing, in addition to markets for 3G wireless microwave products, opportunities in the oil and gas industry. The Company gave options to the previous owners as incentive to sell their shares to the new people who will help with this additional focus. The new shareholders will be instrumental in helping to seek funding for the company as well as provide direction for the acquisition new oil and gas prospects. In keeping with this strategy, the Board of Directors has authorized a change in the Company's name to Zeppelin Energy Inc. and the new controlling shareholders intend to execute a Consent to amend the Articles of Incorporation to authorize the change of name.

In addition to maintaining its focus on wireless technology, which is currently experiencing a down-turn, the Company intends to attempt to acquire high quality oil and gas properties, primarily "proved producing and proved undeveloped reserves" in the United States, Canada, and other foreign oil producing countries, especially South America. Domestically, the Company will also explore low-risk development drilling and workover opportunities with experienced, strong operators. The Company also hopes to build long-term relationships with strategic partners and institutional investors and capture a significant position in the oil and gas industry in hopes of offering meaningful returns to its shareholders that would add to returns brought about by the sale of its wireless products. The Company will attempt to finance oil and gas operations through a combination of privately placed debt and/or equity. There can be no assurance that the Company will be successful in finding financing, or even if financing is found, that the Company will be successful in acquiring oil and/or gas assets that result in profitable operations.

In an attempt to execute on this additional focus, Zeppelin is attempting to build a team of oil and gas professionals with financial, operating, and management experience. Two new Directors, each with oil and gas finance and merchant banking backgrounds, have been appointed.

No loans were made by the purchasers of the shares to pay the selling shareholders. In addition, no arrangements have been made by the new shareholders as to how they will control the Company, or vote their stock, other than as mentioned above.

     ITEM 3 CONTROLS AND PROCEDURES

          (a) The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers of the Company concluded that the Company's disclosure controls and procedures were adequate.
          (b) The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations of these controls by the Chief Executive and Chief Financial Officers

PART II  OTHER INFORMATION

     ITEM 1 LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition or results of operations.

     ITEM 2 CHANGES IN SECURITIES

     A change in control of 8 million shares of the securities of Zeppelin Software, Inc. ("the Company") occurred on October 9, 2002. Ms. Barbara Eisinger sold 2,000,000 shares to Paradon Capital, Inc. for a consideration of $0.001 per share, total of $2,000. Mr. Hermann Orth sold 2,000,000 shares to Paradon Capital, Inc. for a consideration of $0.001 per share, total of $2,000. Mr. Donald J. Cheney sold 1,000,000 shares to Victor Nikolaev for a consideration of $0.001 per share, total of $1,000. Mr. Paul Minichiello sold 3,000,000 shares, 1,000,000 shares to Igor Rybakov, and 2,000,000 shares to ALX Capital Group, Ltd., all for a consideration of $0.001 per share, total of $3,000. The selling shareholders disposed of all of their owners' shares in Zeppelin. The new shareholders are involved because of their expertise in the oil and gas business and ability to help seek funding to acquire oil and gas properties. Additional consideration for the transfer was given by the Company. Zeppelin Software, Inc. issued a two (2) year option on one hundred thousand (100,000) shares to each of the vendors, Barbara Eisinger, Hermann Orth, Donald J. Cheney, and Paul Minichiello, exercisable only in the second year at $3.00 USF per share. (b) The following table sets forth certain information as of October 9, 2002 with respect to the number of shares of the Common Stock beneficially owned by: (i) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock; (ii) each of the directors of the Company; and
(iii) all of the directors and executive officers of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this Report.

 NAME, POSITION,            AMOUNT AND NATURE OF
 AND ADDRESS (1)            BENEFICIAL OWNERSHIP      PERCENT OF CLASS
-----------------------------------------------------------------------
Ken Thorpe                        400,000(2)                4.7%
President and Director
Matt Krzyczkowski                 400,000(3)                4.7%
Director and Vice President
Dr. Jack McKinley Wilson           25,000(4)                0.3%
Director
Donald J. Cheney                  229,500(5)                2.7%
Secretary, Treasurer, Director
Victor Nikolaev (6)             1,000,000                  11.8%
Igor Rybakov (7)                1,000,000                  11.8%
ALX Capital Group, Ltd.(8)      2,000,000                  23.5%
Paradon Capital, Inc.(9)        4,000,000                  47.0%
All Directors and Officers
       as a Group               1,054,500                  12.4%

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

(5) Includes 100,000 options issued under the Company's 1998 Non-Qualified Stock Option Plan to purchase shares of the Company's Common Stock at an exercise price of $1.00 per share, and a two (2) year option to purchase 100,000 shares of the Company's Common Stock at the exercise price of $3.00 a share, exercisable only in the second year, granted on October 9, 2002.

(6) 3101-1068 Hornby Street, Vancouver, BC, V6Z 2Y7, Canada.

(7) 206-1234 Pendrell Street, Vancouver, BC, V6E 1L6, Canada.

(8) Condor House, 19 West Street North, Nassau, Bahamas. Galina Klotchkova is the sole owner of ALX Captial Group, Ltd. Her address is the same as the company.

(9) 48 Paradise Heights, St. James, Barbados, West Indies. The ONLY shareholder of Paradon Capital, Inc. is Ambergris Investments, Inc., whose Beneficial Owner is Mr. Barry Russell, 25 Struen Marie Street, Kareela, New South Wales 2232, Australia. The address for Ambergris Investments, Inc. is 27 Reid Street, P.O. Box HM 3051, Hamilton HM NX, Bermuda.

The new basis of control of the new shareholders as a group is @ 94% of the common shares.

     ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 7, 2002 the Company filed Form 14C with the Commission to issue an Information Statement to its shareholders announcing its intent to change the name of the Company to ZEPPELIN ENERGY INC. Persuant to the timeline established by the Commission and barring no delays or inquiries from the Commission, said Information Statement is scheduled to be mailed to shareholders on November 18, 2000, with final approval of the name change as per established guidelines.


PART III  EXHIBITS AND REPORTS ON FORM 8K

     (a) Exhibits

Exhibit Number Description

     99(a) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act or 2002 - Ken Thorpe, President and Chief Executive Officer and Donald J. Cheney, Chief Financial Officer.

     (b) Reports on Form 8K

Item 9. Regulation FD Disclosure

     Exhibit 99. A press release dated October 1, 2002 announcing the appointment of a new Director by the Company Board of Directors.

Item 9. Regulation FD Disclosure.

     Exhibit 99. A press release dated October 7, 2002 announcing the appointment of a new Director by the Company Board of Directors.

Item 1. Changes in Control of Registrant

     Disclosure was made on October 30, 2002 of the sale and transfer of eight million shares of the Company stock on October 9, 2002 to new owners who will help move the company into the oil and gas business, an added direction for the company. Additional references to this transfer have been detailed in the body of this 10-QSB document.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 ZEPPELIN SOFTWARE, INC.


 By:  /s/ Ken Thorpe
      ----------------------------------------
          Ken Thorpe
          President, Director


      /s/ Donald J. Cheney
      ----------------------------------------
      Donald J. Cheney
      Director, Secretary, Treasurer


November 13, 2002




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 2002

                                  ------------

                                 CERTIFICATIONS




I, Ken Thorpe, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Zeppelin Software, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

c) the registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 13, 2002

/s/ Ken Thorpe
--------------------------------------
President and Chief Executive Officer

                                 CERTIFICATIONS




I, Donald J. Cheney, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Zeppelin Software, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

c) the registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 13, 2002

  /s/ Donald J. Cheney
------------------------------------------------------
Secretary & Treasurer and Chief Financial Officer