Form 10KSB
period 2002-12-31
ZEPPELIN ENERGY INC
filed 2003-04-09
CIK 1085203

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2002

                             COMMISSION FILE NUMBER
                                     0-26373

                              ZEPPELIN ENERGY INC.
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

                 Yes      X                      No
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

         Issuer's revenues for the fiscal year ended December 31, 2002:  $0.

         As of April 2, 2003, 8,500,000 shares of Common Stock of the issuer were outstanding and the aggregate market value of the voting common stock held by non-affiliates was approximately $431,085.

         Documents incorporated by reference: NONE

         Transitional Small Business Disclosure Format:    Yes          No  X
                                                              -----       -----

                                TABLE OF CONTENTS



PART I........................................................................

   Item 1.     DESCRIPTION OF BUSINESS........................................
   Item 2.     DESCRIPTION OF PROPERTY........................................
   Item 3.     LEGAL PROCEEDINGS..............................................
   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............

PART II.......................................................................

   Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......
   Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......
   Item 7.     FINANCIAL STATEMENTS...........................................
   Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................

PART III......................................................................

   Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....
   Item 10.    EXECUTIVE COMPENSATION.........................................
   Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.....................................................
   Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................
   Item 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K........................
   Item 14.    CONTROLS AND PROCEDURES........................................

FORWARD-LOOKING STATEMENTS

         Some of the statements contained in this Form 10-KSB discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to, those risks and uncertainties set forth in this Report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.


                                    PART I.


ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

Zeppelin Energy Inc. (the "Company" or "Zeppelin"), a development stage company, was incorporated in October of 1998 in the State of Delaware, and currently has its principal offices at 7061 Dunraven Lane S.W., Port Orchard, WA 98367. The telephone number is (253) 709-2494. Formerly Zeppelin Software, Inc., the Company name was changed on December 13, 2002. Through December 31, 2002, the Company has generated no revenues from operations.

BUSINESS OF THE ISSUER

The Company is attempting to acquire mineral interest in the properties of, and working interest in the production owned by, established oil & gas ("hydrocarbon(s)") production companies, whether public or private, in the United States, Canada, and various foreign oil producing areas, including South America.

The Company does not intend to operate any of the hydrocarbon production acquired. Thus, the Company will ensure that the production in which it invests is operated to internationally accepted standards.

The Company believes such opportunities exist in the United States, Canada, and South America. The Company believes these opportunities also have considerable future potential for the development of additional oil reserves. Such new reserves might come from the development of existing, but as yet undeveloped reserves as well as from future success in exploration.

The Company is aware that there are competitors who are larger and better funded than Zeppelin that are also seeking such investment opportunities. Thus, there is no assurance that even if the Company is able to obtain funding for such investments that it will be able to compete successfully for the acquisition of such producing oil & gas assets.

(A) MARKETING

When and if a mineral or working interest is acquired in a United States, Canadian, or South American hydrocarbon producing company, the Company's share of such hydrocarbons will be marketed to third parties consistent with industry practices and subject to the particular country's legislation.

The Company's objective would be to receive the highest possible price for its product. Forward pricing could be utilized to take advantage of anomalies in the futures market and to hedge a portion of the Company's production deliverability at prices exceeding forecast.

Despite the measures that could be taken by the Company to attempt to control price risk, the Company would remain subject to price fluctuations resulting from changes in world supply and demand. The Company would evaluate the potential for reducing these risks by entering into hedge transactions.


(B) COMPETITION

The Company will encounter competition from other oil and natural gas companies in its efforts to acquire equity in producing properties in the United States, Canada, and South America. The Company's competitors include, amongst others, major integrated oil and natural gas companies and numerous independent oil and natural gas companies. Many of its competitors are large, well-established companies with substantially large operating staffs and greater capital resources than those of the Company and which have been engaged in the oil and natural gas business for a much longer time than the Company. Such companies may be able to pay more for equity in productive oil and natural gas properties and may be able to identify, evaluate, bid for, and purchase a greater number of properties and prospects than the Company's financial or human resources permit.

The Company's ability to acquire properties will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. The Company believes that the experience of its management generally enables it to compete effectively. Many of the Company's competitors, however, have financial resources that are substantially greater than those of the Company, which may adversely affect the Company's ability to compete with these companies.


(C) REGULATION

The availability of a ready market for future oil and gas production from possible U.S., Canadian, and South American assets will depend upon numerous factors beyond the Company's control. These factors may include, amongst others, regulation of oil and natural gas production, regulations governing environmental quality and pollution control, and the effects of regulation on the amount of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. These regulations generally are intended to prevent waste of oil and natural gas and control contamination of the environment.

The Company could also be subject in the future to changing and extensive tax laws, the effects of which cannot be predicted.

It is expected that future sales of crude oil and other hydrocarbon liquids by the Company from its possible U.S., Canadian, and South American-based production will not be regulated and be made at market prices. However, the price the Company receives from the sale of these products may be affected by the cost of transporting the products to market, via pipeline and marine transport.

ENVIRONMENTAL REGULATIONS. The U. S., Canadian, and South American assets that the Company might acquire could be subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from production and drilling operations. Public interest in the protection of the environment has increased dramatically in recent years. The worldwide trend of more expansive and stricter environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly waste handling, disposal and cleanup requirements, the business and prospects of the Company could be adversely affected.


(D) OPERATING HAZARDS AND INSURANCE

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, craterings, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to the Company from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.

In accordance with customary industry practices, the Company would maintain insurance against some, but not all, of such risks and losses. There can be no assurance that any insurance obtained by the Company would be adequate to cover any losses or liabilities. The Company cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition and operations.

Pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on the future financial condition of the Company. The Company would participate in all of its activities on a non-operated basis, which may limit the Company's ability to control the risks associated with oil and natural gas operations.


(E) ACQUISITION RISKS

The Company's potential future assets in the United States, Canada, and South America will be subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens that the Company will need to ensure do not materially interfere with the use of or affect the value of such properties.

The acquisition of mineral or working interest in producing properties in the United States, Canada, and South America will require an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In connection with such an assessment, the Company will need to perform a review of the subject properties that it believes to be generally consistent with industry practices, which generally includes on-site inspections and the review of reports filed with various regulatory entities. Such a review, however, will not reveal all existing or potential problems nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. There can be no assurances that any acquisition of interests by the Company will be successful and, if unsuccessful, that such failure will not have an adverse effect on the Company's future financial condition.


RESEARCH AND DEVELOPMENT

When and if funding becomes available, the Company plans to use a major portion of these funds to acquire high-quality oil and gas properties, primarily "proven producing and proven undeveloped reserves." The Company will also explore low-risk development drilling and work-over opportunities with experienced, well-established operators. No Company funds have been spent on research and development and/or due diligence to acquire properties since the Company changed its focus to the oil and gas business in the fourth quarter of 2002.


EMPLOYEES

The Company has 2 part-time employees, the President and the Secretary, neither of whom have accrued salary nor expect to accrue salary until such time as the Company is funded. The Company's President, in consultation with the Company's Directors, is seeking to obtain funding for the Company and for the Company's stated goal of purchasing oil production.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's maintains its principal offices at 7061 Dunraven Lane S.W., Port Orchard, WA 98367. The principal office is the residence of the Secretary/Treasurer of the Company. There is no lease agreement and the Company pays no rent currently. When and if funding is obtained, the Company initially plans to lease office space suitable to maintain general secretarial and accounting procedures.


ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a part.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 7, 2002, the Company filed Form 14C with the Commission to issue an Information Statement to its shareholders announcing its intent to change the name of the Company to ZEPPELIN ENERGY INC. Information Statement was mailed to shareholders on November 18,

2002, and final approval of the name change occurred pursuant to the timeline established by the Commission. The Certificate of Amendment to the Corporate By-Laws was filed with the Delaware Secretary of State on December 13, 2002 and the name change to Zeppelin Energy Inc. became official on that date.


                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

              On May 6, 2002, approval was granted by the NASD for the Company to publicly trade its Common Stock, par value $0.001 per share, on the OTC:BB (Over the Counter Bulletin Board). The Company began trading on May 7, 2002, using the ticker symbol ZEPP.OB. As of December 31, 2002, there were approximately 150 holders of record of the Common Stock.


DIVIDEND POLICY

The Company has not paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations.


STOCK PRICE

The following table gives the Zeppelin Energy Inc. high and low sales prices for each quarter in the last two fiscal years:

      ------------------------- --------------------- -------------------

                QUARTER                 2002                 2001
      ------------------------- --------------------- -------------------
      First                             N/T *               N/T *
      ------------------------- --------------------- -------------------
      Second                       $ .90 - $ 1.60           N/T *
      ------------------------- --------------------- -------------------
      Third                        $ 1.10 - $ 2.00          N/T *
      ------------------------- --------------------- -------------------
      Fourth                       $ 1.15 - $ 2.00          N/T *
      ------------------------- --------------------- -------------------

      *Not Trading




ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS


PLAN OF OPERATION

On October 9, 2002 there was a sale and transfer of shares by the previous controlling shareholders of the Company to new investors who are attempting to alter the direction of Zeppelin in a new direction for the benefit of all shareholders. The transfer was initiated as a result of an exhaustive review by the Company's Board of Directors and subsequent decision to focus its resources and management efforts on pursuing opportunities in the oil and gas industry. The Company granted options to the previous controlling shareholders as incentive to sell their shares to the new investors who will help with this new focus. The new controlling shareholders will be instrumental in helping to seek funding for the Company as well as provide direction for the acquisition of new oil and gas prospects. In keeping with this strategy, the Board of Directors authorized a change in the Company's name to Zeppelin Energy Inc. and the new controlling shareholders executed a Consent to amend the Articles of Incorporation to authorize the change of name. On December 13, 2002, the Company filed final documents with the Delaware Secretary of State to finalize the Company name.

In an attempt to execute on this new focus, Zeppelin has assembled a team of oil and gas professionals with financial, operating, and management experience. Three new Directors, each with oil and gas, finance, and merchant banking backgrounds, have been appointed.

The Company intends to attempt to acquire high quality oil and gas properties, primarily "proved producing and proved undeveloped reserves" in the United States, Canada, and other foreign oil producing countries, especially South America. Zeppelin sees significant opportunities in acquiring properties with proven producing reserves and undeveloped acreage in fields that have a long history of production. Domestically, the Company will also explore low-risk development drilling and work-over opportunities with experienced, strong operators. The Company will attempt to finance oil and gas operations through a combination of privately placed debt and/or equity. There can be no assurance that the Company will be successful in finding financing, or even if financing is found, that the Company will be successful in acquiring oil and/or gas assets that result in profitable operations.

Zeppelin is continuing its efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing free labor of its directors and shareholders until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain the Company. Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2003. The Company will also use various debt instruments as well as public offerings to raise needed capital during 2003. Company funds for the payment of professional services to present have been provided by directors and shareholders and will continue to be provided on a limited basis until other resources can be found. It is expected that as funds become available, Zeppelin will add additional staff on an "as required" basis.

As oil and gas properties become available and appear attractive to the Company's management, funds, when they become available, will be spent on due diligence and research to determine if said prospects could be purchased to provide income for the Company. Established oil companies continue to strive to reduce costs and debt. This causes significant market opportunities for Zeppelin to possibly position itself with sellers who wish to divest themselves of production or proven undeveloped properties in order to provide liquidity. Zeppelin's management believes that current market conditions are creating situations that could result in the opportunity for such production acquisitions. Therefore, management believes this is the ideal time to be active in the market to acquire undervalued reserves and production.

The Company may also finance acquisition of "proven producing reserves" with predictable production levels and cash flow by offering the secure investors with the mineral interests acquired. The Company may also hedge price risk by selling forward a portion of future production acquired under fixed-price contracts to minimize risk associated with commodity prices. In some cases the future value of such fixed-price contracts may be greater than the initial investments, thereby hedging the inherent acquisition risk, without limiting the upside available to shareholders and investors. There can be no assurance, however, that any of these methods of financing will be successful in helping fund the Company.

Zeppelin hopes to build long-term relationships with strategic partners and institutional investors, capture a significant position in the oil and gas industry, and subsequently offer meaningful returns to its shareholders. Company management believes there is currently an opportunity within the oil and gas industry to acquire medium to large-sized properties at attractive price levels, and therefore, it is the goal of the Company to build a successful oil and gas company over the next 3 to 5 years.

Some of the statements contained in the above Item 6 discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to, those risks and uncertainties set forth in Item
6. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.


LIQUIDITY AND CAPITAL RESOURCES

                                              2002           2001
                                              ----           ----

       TOTAL CURRENT ASSETS                $     237           540
       TOTAL CURRENT LIABILITIES             332,926       269,278

       WORKING CAPITAL DEFICIENCY           (332,689)     (268,738)


The working capital deficiency increased by $63,951 from December 31, 2001 to December 31, 2002. Cash decreased by $303 over the same period. The increase in working capital deficiency and decrease in cash was substantially due to general and administrative expenses incurred by the Company. The Company will continue to utilize the free labor of its directors and shareholders until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain the Company. Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2003. The Company will also use various debt instruments as well as public offerings to raise needed capital during 2003. Company funds for the payment of professional services to present have been provided by directors and shareholders and will continue to be provided on a limited basis until other resources can be found.


GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses increased from $36,509 to $65,167, an increase of $28,658 or 78% over 2001. General and administrative expenses represent office expenses, consulting and professional fees. The increase in general and administrative expenses is primarily due to an increase in professional fees associated with the sale of shares of the Company's outstanding common stock by the selling shareholders and the change in the Company's name to Zeppelin Energy Inc.


NET LOSS

The Company's net loss increased from $36,509 in 2001 to $65,167 in 2002 due to the increase in general and administrative expenses incurred during the year. At December 31, 2002, the Company had a stockholders' deficit of $311,522.

The Company is in its development stage and has expended a substantial amount of funds to date. The Company needs substantial additional capital to complete its development and to reach an operating stage. The sales and cost of sales of the Company for fiscal years 2001 and 2002 were $0.


INFLATION

Although the Company believes that inflation has not had a material adverse effect on the results of the operations to date, any increase in costs to the Company could affect the net income or loss of the Company.


RECENT ACCOUNTING PRONOUNCEMENTS

FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets," were issued in July 2001. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the criteria which must be met in order for certain acquired intangible assets to be recorded separately from goodwill. FAS 142 became effective for the Company beginning with the Company's first quarter of 2002. Under FAS 142, goodwill is no longer amortized but rather will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. This new approach requires the use of valuation techniques and methodologies significantly different than the previous undiscounted cash flow policy utilized by the Company. The Company does not expect the adoption of FAS 141 or FAS 142 to have a material impact on it financial statements.

FAS No. 143, "Accounting for Asset Retirement Obligations" was issued in June of 2001. FAS 143, which became effective for the Company beginning in 2003, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Company does not expect the adoption of FAS 143 to have a material impact on its Financial Statements.

FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001. FAS 144, which became effective for the Company beginning with its first quarter of 2002, establishes a single accounting model for long-lived assets to be disposed of by sale, and also broadens the presentation of discontinued operations to include more disposal transactions. The adoption of FAS 144 did not have a material impact on the Company's Financial Statements.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and "Technical Corrections," which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, " Accounting for Intangible Assets for Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No.145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 will have a material impact on its results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on our results of operations or financial position.


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


ITEM 7.  FINANCIAL STATEMENT


REPORT OF INDEPENDENT ACCOUNTANTS

FINANCIAL STATEMENTS

     Balance Sheet at December 31, 2002.

     Statements of Operations cumulative for the period from October 2, 1998 (inception) to December 31, 2002 and 2001.

     Statement of Stockholders' Deficit cumulative for the period from October 2, 1998 (inception) to December 31, 2002 and 2001.

     Statements of Cash Flows cumulative for the period from October 2, 1998 (inception) to December 31, 2002 and 2001.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                           December 31, 2002 and 2001



                                Table of Contents


Independent Auditors' Report .................................................1


Financial Statements:

     Balance Sheet ...........................................................2

     Statements of Operations ................................................3

     Statements of Stockholders' Deficit .....................................4

     Statements of Cash Flows ................................................5


Notes to Financial Statements ................................................6

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To The Board of Directors
   Zeppelin Energy Inc.:


We have audited the accompanying balance sheet of Zeppelin Energy Inc., a development stage company, (the "Company") as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001, and for the cumulative development stage from October 2, 1998 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeppelin Energy Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and for the cumulative development stage from October 2, 1998 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Zeppelin Energy Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's cumulative losses during the development period, net capital deficiency, and the need to obtain substantial additional funding to complete its development raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.


Orlando, Florida
March 14, 2003

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  CORPORATE ORGANIZATION

          Zeppelin Energy Inc., a Delaware corporation (the "Company") was formed on October 2, 1998 to focus on the development of digital microwave products, including an ultra-high bandwidth digital microwave radio.

          On October 9, 2002, a change in control of the Company occurred as the selling shareholders sold 8,000,000 shares of the Company's outstanding common stock for cash of $8,000, which constituted a majority ownership of the Company. The new shareholders are involved because of their expertise in the oil and gas business and ability to help seek funding to acquire oil and gas properties. Additional consideration for the purchase was given by the Company as each selling shareholder received a two-year option for 100,000 shares of common stock. These options are exercisable only in the second year at $3.00 per share (see Note 5).

          The sale of shares by the selling shareholders was initiated as a result of an exhaustive review by the Company's Board of Directors and subsequent decision to focus its resources and management efforts on pursuing opportunities in the oil and gas industry. In keeping with this strategy, the Board of Directors has authorized a change in the Company's name from Zeppelin Software, Inc. to Zeppelin Energy Inc.

          The Company intends to attempt to acquire oil and gas properties, primarily "proved producing and proved undeveloped reserves" in the United States, Canada, and other foreign oil producing countries, especially South America. Domestically, the Company will also explore low-risk development drilling and workover opportunities with experienced operators. The Company also hopes to build long-term relationships with strategic partners and institutional investors and capture a significant position in the oil and gas industry in hopes of offering meaningful returns to its shareholders. The Company will attempt to finance oil and gas operations through a combination of privately placed debt and/or equity. There can be no assurance that the Company will be successful in finding financing, or even if financing is found, that the Company will be successful in acquiring oil and/or gas assets that result in profitable operations.

          The Company is currently in its development stage and has expended a substantial amount of funds to date. At December 31, 2002, the Company had a stockholders' deficit of $331,522. The Company needs substantial additional capital to complete its development and to reach an operating stage. Management is contemplating a public or private offering of securities as a means of raising funds to implement its business plans.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (b)  EQUIPMENT

          Equipment is carried at cost less accumulated depreciation. Expenditures which materially increase values, change capacities, or extend useful lives are capitalized. Depreciation is computed using the straight-line method over estimated useful lives, ranging from 3 to 5 years.

     (c)  BASIC LOSS PER SHARE

          Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period.

     (d)  INCOME TAXES

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

     (e)  COMMON STOCK

          The Company issued 8,000,000 shares of common stock at a subscription price of $.001 per share to the founders of the Company during fiscal year 1998. The remainder of the outstanding shares were issued for cash during fiscal years 1999 and 1998, through a Confidential Offering Circular pursuant to Rule 504 of Regulation D of the Securities Act of 1933.

     (f)  ESTIMATES

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

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (g)  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     (h)  NONQUALIFIED STOCK OPTION PLAN

          The Company accounts for stock options in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under SFAS 123, the recognition of compensation expense is measured at the grant date based on the fair value of options. Such cost is recognized over the service period.

     (i)  RECLASSIFICATIONS

          Certain prior year balances have been reclassified to conform with the current year financial statement presentation. Those reclassifications had no impact on previously reported results of operations or stockholders' deficit.


(2)  EQUIPMENT

     Equipment consisted of the following at December 31, 2002:

          Office equipment                                $  6,158
          Less accumulated depreciation                     (4,991)
                                                          --------
                                                          $  1,167
                                                          ========

     For the years ended December 31, 2002 and 2001, depreciation expense amounted to $1,216.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



(3)  LOAN PAYABLE

     During the year ended December 31, 2002, the Company entered into a short-term loan agreement (the "Loan") with a third party lender. Proceeds from the Loan were used to meet cash flow requirements. The Loan was due in April 2002, and provided for interest of $5,000. The Loan also provides for 5,000 shares of the Company's common stock to be issued as additional interest and provides the third party lender the option to convert the Loan to common stock of the Company at a price of $1.00 per share. As of December 31, 2002, the Loan had not been repaid. Subsequent to December 31, 2002, the Company successfully reached negotiations with the third party lender for new repayment terms of the Loan. Under the new terms, within 90 days of the Company receiving proceeds from financing exceeding $1,000,000, the Company is obligated to issue a payment of $30,000 to the third party, $25,000 for the payment of the outstanding principal balance on the Loan and $5,000 for the related accrued interest. The $5,000 of related accrued interest is included in accrued expenses in the accompanying financial statements at December 31, 2002.


(4)  TRANSACTIONS WITH AFFILIATES

     Members of the Board of Directors and former shareholders have advanced the Company funds in order to meet its cash flow requirements. As of December 31, 2002, amounts due to current and former members of the Board totaled $131,147. These amounts are unsecured, non-interest bearing and provide no repayment terms.


(5)  STOCK OPTION PLAN

     The Company has a nonqualified stock option plan (the "Plan") pursuant to which up to 1,000,000 shares of its common stock can be set aside to provide certain executives, directors, and other employees or consultants the option to purchase shares of the Company's common stock. The stock options vest 25% on the first anniversary of the agreement and 75% in equal monthly increments over the thirty-six month period following the first anniversary. As provided by the Plan, the Board of Directors may waive the vesting provision in whole or in part at any time based on such factors as the Board of Directors determines at its sole discretion. The stock options expire 5 years from the date of grant or upon termination of employment, retirement, or death.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



(5)  STOCK OPTION PLAN, CONTINUED

     During the year ended December 31, 1999, the Board of Directors of the Company granted nonqualified stock options to two directors of the Company. The directors were granted a combined 125,000 nonqualified stock options with an exercise price of $1.00. During the year ended December 31, 2001, the Company granted an additional nonqualified 800,000 stock options with an exercise price of $1.00 to other directors and executives. During the year ended December 31, 2002, 400,000 nonqualified stock options were forfeited upon the resignation of a Company executive. The Company granted an additional 400,000 nonqualified stock options with an exercise price of $2.00 to other directors and officers during 2002.

     During the year ended December 31, 2002, the Company issued a two-year option for 100,000 shares each to the four selling shareholders as additional consideration for the sale of 8,000,000 shares of common stock. The options are exercisable only in the second year at $3.00 per share.

     All of the Company's stock options issued were valued at fair value using an option-pricing model. The fair value of each option issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rates of 2.8% and 6.0% in 2002 and 2001, respectively; dividend yield of 0% in 2002 and 2001; volatility factors of the expected market price of the Company's stock of 0% in 2002 and 2001; and the expected life of an option of five years in 2002 and 2001. The weighted fair value at the date of grant for options granted was $0.00 per share.

     As of December 31, 2002 and 2001, 1,325,000 and 925,000, respectively, stock options were outstanding with a weighted-average exercise price of $1.91 and $1.00, respectively, and weighted-average remaining contractual lives of approximately 3.31 and 4.53, respectively. As of December 31, 2002 and 2001, 229,583 and 87,066 stock options, respectively, were exercisable at a weighted average exercise price of $1.00. During the year ended December 31, 2002, no options were exercised or expired; however, options for 400,000 shares were forfeited. During the year ended December 31, 2001, no options were exercised, forfeited, or expired. No stock-based compensation costs were charged to operations during the years ended December 31, 2002 or 2001.

ITEM 8. CHANGES IN AND DISAGREEMENS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None


                                   PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information concerning each of the directors and executive officers of the Company:


Names                          Age      Position
-----                          ---      --------
William J. Hennessey           59       Director, President

Matt Krzyczkowski              63       Director, Vice-President

Dr. Jack McKinley Wilson,      69       Director

Donald J. Cheney               59       Director, Secretary and Treasurer

John N. Chigbu                 44       Director

Dr. Douglas W. Ellenor         59       Director, Chairman of the Board

Dennis Mee                     59       Director, Chief Financial Officer


CURRENT OFFICERS, DIRECTORS AND KEY EMPLOYEES

William J. Hennessey has served as a Director since October 2002. Mr. Hennessey currently devotes approximately 50% of his time to the business of the Company. Mr. Hennessey is an experienced financial industry executive and advisor with a corporate and merchant banking background with experience in structuring and financing new ventures. He was with J.P. Morgan for over 15 years, his responsibilities covered corporate finance, treasury, and mergers and acquisitions. He has a broad, first-hand knowledge of the oil and gas industry and is active in all facets of the domestic and international energy markets. Mr. Hennessey has established relationships within the oil field service industry and has financed several of the industry's largest on shore and off shore drilling contractors. He developed relationships with the largest seismic companies and has financed the operations in numerous domestic and offshore projects, including projects in China, the Middle East and the Gulf region. He has worked with major oil companies on crude liftings and was intimately involved with financing and structuring oil-trading transactions with several of the largest oil companies.

Matt Krzyczkowski is recognised as one of the leading microwave design engineers in Canada. Mr Krzyczkowski spent many years at SR Telecom initially as Manager of Development and finally as Vice President of Engineering with a staff of 100 engineers. During his tenure with SR Telecom, he was responsible for development of a computer controlled, TDMA. communication system for telephone and data, which set the industry standard for many years. From 1992 to 1996 Mr. Krzyczkowski was Vice President -Technology for Iris Systems and was responsible for the new product development cycle including engineering, QA and subcontracting. For the past several years Mr. Krzyczkowski has devoted his time to research in the field of digital microwave radio design and currently is an independent consultant in this field.

Jack McKinley Wilson has served as a Director of the Company since the inception of the Company in October, 1998. Since 1990, Mr. Wilson has been retired from his dental practice. Mr. Wilson attended the University of Washington, graduating with a B.A. Degree in Business Administration in 1956 and received his D.D.S. from the University of Washington in 1964.

Donald J. Cheney has served as a Director of the Company since the inception of the Company in October, 1998 and served as the Company's President from May 2000 to April 2001. Mr. Cheney has served as the Company's Secretary and Treasurer since May 2000. Mr. Cheney currently devotes approximately 50% of his time to the business of the Company. From 1971 to 1998, Mr. Cheney was employed as a school teacher at Federal Way School District #210 in Federal Way, Washington. Mr. Cheney attended La Verne College, graduating in 1965 with a B.A. Degree, with emphasis in Science, Math and English. Between 1967-1978, Mr. Cheney worked in the oil and gas industry for R. Bruce Grey & Associates of Whittier, CA. Mr. Cheney helped coordinate the leasing, promotion, and sales of oil and gas prospects for that Group, culminating in a number of exploratory drillings in California and Colorado, one in partnership with Cal Star Petroleum and Beacon Oil. Mr. Cheney participated in all aspects of the projects, from the initial preparation of the leasing documents and sale of the prospect through the coordination of drilling services and abandonment of the sites.

John N. Chigbu, Esq. has served as a Director since October, 2002. Mr. Chigbu is a Vice President and General Tax Counsel for Crystal Decisions, Inc., a Business Intelligence Software Company based in Palo Alto, California. He is a law graduate of the New York University School of Law (Class of 1994) where he received a Master at Laws (LLM) in 1994. Mr. Chigbu also attended Louisiana Herbert Law Center where he obtained his Juris Doctor Degree, (JD) with Order of the Coif; University of Texas (BA Honors) and London School of Economics in the United Kingdom. Prior to joining Crystal Decisions, John was a Tax Counsel for Chevron Corporation in San Francisco from 1996 to 1999; a Tax Manager and Litigation Supporter for KPMG Peat Marwick, San Francisco from 1994 to 1996. Before taking up the study of law, his vocation was that of a Police Officer for the Nigerian Federal Police where he flew Executive Jet Airplanes for the Nigerian Government. Mr. Chigbu is currently a partner at the Law Offices of Awad & Chigbu, LLP in the San Francisco Bay area, a law practice he started with his friend and former law school classmate in 1998. He and his partner, Mr. Awad, have handled various legal issues ranging from tax litigation to project financing. From the date of their start-up, Mr. Chigbu and his partner have handled over $300,000,000 of project financing in China, South Africa and Nigeria in the areas of television media, pharmaceuticals and medical equipment.

Dr. Douglas W. Ellenor was appointed a Director in January of 2003. Dr. Ellenor, PhD has 32 years international experience in the Exploration and Production sector of the energy business, having spent 25 of those years with the Royal/Dutch Shell Group ("Shell".) He left Shell in 1996, after spending 4 years as the President and CEO of The Shell Companies of Columbia, to become President and CEO of Hocol SA, of Columbia, a division of Nimir Petroleum Limited, a privately owned energy and pipeline company through 1998. Dr. Ellenor then moved to London, U.K. to become Business Development Director for Nimir. He returned home to Canada in 1999 and established an oil and gas consulting business. In April of 2002, he accepted an assignment to return to Hocol SA as its CEO and President for an indeterminate period. Dr. Ellenor is also a member of the Board of Directors of Orca Petroleum Inc. of Calgary Alberta Canada. (TSX "OPI").

Dennis Mee has served as a Director since September, 2002. Mr. Mee is a Chartered Accountant (C.A.) and received this degree while working at the KPMG office in Toronto, Ontario. Currently Dennis is acting as a consultant and Director for a start-up up Telecommunication Company in the Vancouver area. Mr. Mee's business experience includes acting as the Chief Financial or Operational officer for a variety of Public and Private Companies in the Telecommunication, Health, and Distribution Industries. In addition, Mr. Mee has gained valuable experience on both sides of the business cycle having led teams through major down-sizings and restructurings along with start-up Companies that experienced explosive growth. Recently Mr. Mee spent over 5 years with a North American start-up health product Company that grew to $135 million in 2 1/2 years. Prior to that, he was C.F.O. of Cable & Wireless Telecommunication Canada Ltd and served on their Board of Directors. Dennis has a Bachelor of Commerce (honors), is a member of both the BC and Ontario Institute of Chartered Accountants, and is also a member of F.E.I. (Financial Executives Institute).

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


                                                SUMMARY COMPENSATION TABLE
                                                --------------------------

                                                         Annual                                  Long-Term
                                                      Compensation                          Compensation Awards
         Payouts                     ----------------------------------------------  --------------------------------
         -------                                                        Other          Securities
Name and                                                                Annual         Underlying       All Other
Principal                               Salary          Bonus        Compensation        Options       Compensation
Position                    Year          ($)            ($)             ($)               (#)             ($)
---------                   ----     ------------     ---------   -----------------  --------------  ----------------
William J. Hennessey,       2002         $0              -0-             N/A               N/A             N/A
President

Ken Thorpe, President       2001         $0              -0-             N/A               N/A             N/A
                            2000         $0              -0-             N/A               N/A             N/A




                           AGGREGATED OPTION EXERCISES IN LAST FISCAL
                           YEAR AND FISCAL YEAR END OPTION VALUE TABLE
                           -------------------------------------------

                                                           Number of
                                                          Securities          Value of
                                                          Underlying         Unexercised
                                                         Unexercised        in-the-Money
                                                           Options             Options
                       Shares                             at Fiscal           at Fiscal
                      Acquired                           Year-End(#)         Year-End($)
                         On              Value          -------------       ------------
                      Exercise          Realized         Exercisable/       Exercisable/
Name                      #                $            Unexercisable       Unexercisable
----                ------------       ----------       -------------       -------------
 0                        0                0                 N/A                 N/A



COMPENSATION OF DIRECTORS

There is no arrangement for the cash compensation of directors.


EMPLOYMENT AGREEMENTS

There are currently no employment agreements between the Company and any of its named executive officers.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of December 31, 2002 with respect to the number of shares of the Common Stock beneficially owned by: (i) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock; (ii) each of the directors of the

Company; and (iii) all of the directors and executive officers of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this Report.


                                     AMOUNT AND NATURE OF
NAME, POSITION, AND ADDRESS          BENEFICIAL OWNERSHIP      PERCENT OF CLASS
---------------------------          --------------------      ----------------

Dr. Douglas W. Ellenor                          0 (1)                  0%
Chairman of the Board, Director

Matt Krzyczkowski                         400,000 (2)                4.7%
Vice President, Director

Dr. Jack McKinley Wilson                   25,000 (3)                0.3%
Director

Donald J. Cheney                          229,500 (4)                2.7%
Secretary/Treasurer, Director

William J. Hennessey                      200,000 (5)                2.4%
President, Director

John N. Chigbu                            100,000 (6)                1.2%
Director

Dennis Mee                                100,000 (7)                1.2%
CFO, Director

Victor Nikolaev                         1,000,000 (8)               11.8%

Igor Rybakov                            1,000,000 (9)               11.8%

ALX Capital Group, Ltd.                 2,000,000(10)               23.5%

Paradon Capital, Inc.                   4,000,000(11)               47.0%

All Directors and Officers              1,054,500                   12.4%
as a Group

(1)  Address: 1334 - 132nd A Street, Surrey, B.C. V4A 7E7 Canada.

(2) Includes 400,000 options issued under the Company's 1998 Non-Qualified Stock Option Plan to purchase shares of the Company's Common Stock at an exercise price of $1.00 per share. Address: 146 Barr, Montreal, Quebec 4Ht 1Y4 Canada.

(3) Includes 25,000 options issued under the Company's 1998 Non-Qualified Stock Option Plan to purchase shares of the Company's Common Stock at an exercise price of $1.00 per share. Address: 53960 Avenida Montezuma, La Quinta, CA 92253.

(4) Includes 29,500 shares of Common Stock, 100,000 options issued under the Company's 1998 Non-Qualified Stock Option Plan to purchase shares of the Company's Common Stock at an exercise price of $1.00 per share, and a two
     (2) year option to purchase 100,000 shares of the Company's Common Stock at the exercise price of $3.00 a share, exercisable only in the second year, granted on October 9, 2002. Address: 7061 Dunraven Lane S.W., Port Orchard, WA 98367

(5) Includes 200,000 options issued under the Company's 1998 Non-Qualified Stock Option Plan to purchase shares of the Company's Common Stock at an exercise price of $2.00 per share. Address: 770 Lexington Ave., Suite 600, New York, NY 10021.

(6) Includes 100,000 options issued under the Company's 1998 Non-Qualified Stock Option Plan to purchase shares of the Company's Common Stock at an exercise price of $2.00 per share. Address: 895 Emerson Street, Palo Alto, CA 94301

(7) Includes 100,000 options issued under the Company's 1998 Non-Qualified Stock Option Plan to purchase shares of the Company's Common Stock at an exercise price of $2.00 per share. Address: 601 - 15015 Victoria Ave., White Rock, B.C. V4B 1G2 Canada.

(8) Common Stock. Address: 3101 - 1068 Hornby Street, Vancouver, B.C. V6Z 2Y7 Canada

(9) Common Stock. Address: 206 - 1234 Pendrell Street, Vancouver, B.C. V6E 1L6 Canada

(10) Common Stock. Address: Condor House, 19 West Street North, Nassau, Bahamas. Galina Klotchkova is the sole owner of ALX Capital Group, Ltd. Her address is the same as the company.

(11) Common Stock. Address: 48 Paradise Heights, St. James, Barbados, West Indies. The ONLY shareholder of Paradon Capital, Inc. is Ambergris Investments, Inc., whose Beneficial Owner is Mr. Barry Russell, 25 Struen Marie Street, Kareela, New South Wales 2232, Australia. The address for Ambergris Investments, Inc. is 27 Reid Street, P.O. Box HM 3051, Hamilton HM NX, Bermuda.

The following table sets forth the information as at December 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:


                      EQUITY COMPENSATION PLAN INFORMATION

     ----------------------------------------------------------------------------------------------------------------------
     Plan category                  Number of securities to be   Weighted average exercise     Number of securities
                                    issued upon exercise of      price of outstanding          remaining available for
                                    outstanding options,         options, warrants and rights  future issuance
                                    warrants and rights
     ----------------------------------------------------------------------------------------------------------------------
                                     (a)                          (b)                           (c)
     ------------------------------ ---------------------------- ----------------------------- ----------------------------
     Equity compensation plans       925,000                      $1.43                         75,000
     approved by security holders

     ------------------------------ ---------------------------- ----------------------------- ----------------------------
     Equity compensation plans       400,000                      $3.00                         0
     not approved by security
     holders
     ------------------------------ ---------------------------- ----------------------------- ----------------------------
     Total                           1,325,000                    $1.91                         75,000
     ----------------------------------------------------------------------------------------------------------------------

The Company's 1998 Stock Option Plan (the "Plan) was established to provide equity incentives to employees, including officers, non-employee members of the board of directors of the Company, and other eligible persons to provide a means through which the Company may attract able persons to serve the Company, by granting such persons options to purchase shares of stock of the Company. The Plan permits the granting of incentive stock options and non-qualified stock options. The maximum number of common shares that may be issued pursuant to options granted under this Plan is 1,000,000 common shares. The exercise price of an option is established by the fair market value of the common shares of the Company on the date of which the option is granted.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.  SUBJECT TO NOTES TO FINANCIALS.



ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

 (a)(2)  Exhibits: The following exhibits are included in this report:


    Exhibit                               Description
--------------- ----------------------------------------------------------------
      2.1* Certificate of Incorporation of the Company (incorporated by reference Company's Form 10-SB filed with the Securities and Exchange Commission on August 13, 1999).

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

     10.1*      Company's 1998 Qualified Stock Option Plan  +

     10.2*      Company's 1998 Non-Qualified Stock Option Plan +


     99(a) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - William Hennessey, President, and Dennis Mee, Chief Financial Officer.

--------------------------------------------------------------------------------

+  Compensatory plan or arrangement required to be filed as an exhibit hereto.

*  Previously filed.


    (b)  Reports on Form 8-K:


Item 9.  Regulation FD Disclosure

         Exhibit 99. A press release dated October 1, 2002 announcing the appointment William Hennessey a new Director by the Company Board of Directors.

Item 9.  Regulation FD Disclosure.

         Exhibit 99. A press release dated October 7, 2002 announcing the appointment of John N. Chigbu a new Director by the Company Board of Directors.

Item 1.  Changes in Control of Registrant

Disclosure was made on October 30, 2002 of the sale and transfer of eight million shares of the Company stock on October 9, 2002 to new controlling shareholders who will help alter the direction of the Company into the oil and gas business, an added direction for the Company. Additional references to this ownership have been detailed in Item 11 of this 10-KSB document and in the Notes to Financials.


ITEM 14.  CONTROLS AND PROCEDURES

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

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations of these controls by the Chief Executive and Chief Financial Officers.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




ZEPPELIN ENERGY INC.



By:  /s/ William J. Hennessey
     ------------------------
         William J. Hennessey, President                 Date:  April 7, 2003



     /s/ Dennis Mee
     --------------
         Dennis Mee, Chief Financial Officer             Date:  April 3, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




\s\ William J. Hennessey
------------------------
    William J. Hennessey
    Director                                      Date: April 7, 2003


\s\ Donald J. Cheney
------------------------
    Donald J. Cheney
    Director                                      Date: April 3, 2003


------------------------
    Matt Krzyczkowski
    Director                                      Date: April __, 2003



\s\ Jack McKinley Wilson
------------------------
    Jack McKinley Wilson
    Director                                      Date: April 3, 2003


\s\ John N. Chigbu
------------------------
    John N. Chigbu
    Director                                      Date: April 2, 2003


\s\ Dennis Mee
------------------------
    Dennis Mee
    Director                                      Date: April 3, 2003


\s\ Douglas W. Ellenor
------------------------
    Douglas W. Ellenor
    Director                                      Date: April 3, 2003

                                 Certifications




I, William J. Hennessey, certify that:

1. I have reviewed this annual report on Form 10-KSB of Zeppelin Energy Inc.;

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


Dated:  April 7, 2003

/s/  William J. Hennessey
-------------------------
     President

                                 Certifications




I, Dennis Mee, certify that:

1. I have reviewed this annual report on Form 10-KSB of Zeppelin Energy Inc.;

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


Dated:  April 3, 2003

s/s  Dennis  Mee
----------------------------
     Chief Financial Officer