Form 10KSB/A
period 2002-12-31
ZEPPELIN ENERGY INC
filed 2003-04-15
CIK 1085203

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

     Documents incorporated by reference: NONE

     Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                TABLE OF CONTENTS

PART I......................................................................

   Item 1.     DESCRIPTION OF BUSINESS......................................
   Item 2.     DESCRIPTION OF PROPERTY......................................
   Item 3.     LEGAL PROCEEDINGS............................................
   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........

PART II.....................................................................

   Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....
   Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....
   Item 7.     FINANCIAL STATEMENTS.........................................
   Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE..........................

PART III....................................................................

   Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...
   Item 10.    EXECUTIVE COMPENSATION.......................................
   Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT...............................................
   Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............
   Item 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K......................
   Item 14.    CONTROLS AND PROCEDURES......................................

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

STOCK PRICE

The following table gives the Zeppelin Energy Inc. high and low sales prices for each quarter in the last two fiscal years:


---------------------------------------- ---------------------------------- ---------------------------------

                QUARTER                                2002                               2001
---------------------------------------- ---------------------------------- ---------------------------------
First                                                  N/T *                             N/T *
---------------------------------------- ---------------------------------- ---------------------------------
Second                                            $ .90 - $ 1.60                         N/T *
---------------------------------------- ---------------------------------- ---------------------------------
Third                                             $ 1.10 - $ 2.00                        N/T *
---------------------------------------- ---------------------------------- ---------------------------------
Fourth                                            $ 1.15 - $ 2.00                        N/T *
---------------------------------------- ---------------------------------- ---------------------------------

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


ITEM 7. FINANCIAL STATEMENT


REPORT OF INDEPENDENT ACCOUNTANTS

FINANCIAL STATEMENTS

         Balance Sheet at December 31, 2002.

         Statements of Operations for the years ended December 31, 2002 and 2001 and cumulative for the period from October 2, 1998 (inception) to December 31, 2002.

         Statements of Stockholders' Deficit for the years ended December 31, 2002 and 2001 and cumulative for the period from October 2, 1998 (inception) to December 31, 2002.

         Statements of Cash Flows for the years ended December 31, 2002 and 2001 and cumulative for the period from October 2, 1998 (inception) to December 31, 2002.

                              ZEPPELIN ENERGY INC.
                         (A Development Stage Company)


                              FINANCIAL STATEMENTS


                           December 31, 2002 and 2001



                                Table of Contents
                                -----------------

Independent Auditors' Report ...............................................   1


Financial Statements:

     Balance Sheet .........................................................   2

     Statements of Operations ..............................................   3

     Statements of Stockholders' Deficit ...................................   4

     Statements of Cash Flows ..............................................   5


Notes to Financial Statements ..............................................   6

             [TEDDER, JAMES, WORDEN & ASSOCIATES, P.A. LETTERHEAD]

--------------------------------------------------------------------------------

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

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.


Orlando, Florida
March 14, 2003

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                December 31, 2002



Current assets:
      Cash                                                            $     237
                                                                      ---------
           Total current assets                                             237
 Equipment, net                                                           1,167
                                                                      ---------
           Total assets                                               $   1,404
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable                                                $ 151,666
      Accrued expenses                                                    5,113
      Deposit on purchase of common stock                                20,000
      Loan payable                                                       25,000
      Due to related parties                                            131,147
                                                                      ---------
          Total current liabilities                                     332,926
 Stockholders' deficit:
       Preferred stock, $.001 par value, 5,000,000 shares
           authorized, none issued                                         --
       Common stock, $.001 par value, 95,000,000 shares
           authorized, 8,500,000 shares issued and outstanding            8,500
       Additional paid-in capital                                       102,144
       Deficit accumulated during the development stage                (442,166)
                                                                      ---------
           Total stockholders' deficit                                 (331,522)
                                                                      ---------
          Total liabilities and stockholders' deficit                 $   1,404
                                                                      =========


See accompanying notes to the financial statements.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS


                                                                                                        CUMULATIVE FOR
                                                                                                       THE PERIOD FROM
                                                                                                       OCTOBER 2, 1998
                                                  YEAR ENDED                  YEAR ENDED                (INCEPTION) TO
                                                 DECEMBER 31,                DECEMBER 31,                DECEMBER 31,
                                                     2002                        2001                        2002
                                           -------------------------   --------------------------   -----------------------
Expenses:
      General and administrative                   $  65,167                        36,509                     442,166
                                                   =========                    ==========                  ----------

         Net loss                                  $ (65,167)                      (36,509)                   (442,166)
                                                   =========                    ==========                  ==========

      Basic net loss per share                     $   (0.01)                         --
                                                   ==========                   ==========

      Weighted average common
         shares outstanding                        8,500,000                     8,500,000
                                                   ==========                   ==========





See accompanying notes to the financial statements.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                 For the years ended December 31, 2002 and 2001




                                                                                              DEFICIT
                                                   COMMON STOCK                             ACCUMULATED
                                                     ISSUED                ADDITIONAL        DURING THE          TOTAL
                                         -----------------------------        PAID-IN         DEVELOPMENT      STOCKHOLDERS'
                                            SHARES             AMOUNT        CAPITAL             STAGE           DEFICIT
                                         ----------           --------     -----------      --------------     -------------
Balances, December 31, 2000               8,500,000           $ 8,500        102,144           (340,490)        (229,846)
Net loss                                          -                 -               -           (36,509)         (36,509)
                                         ----------           --------     -----------      --------------     -------------
Balances, December 31, 2001               8,500,000             8,500        102,144           (376,999)        (266,355)
Net loss                                          -                 -              -            (65,167)         (65,167)
                                         ----------           --------     -----------      --------------     -------------
Balances, December 31, 2002               8,500,000           $ 8,500        102,144           (442,166)        (331,522)
                                         ==========           ========     ===========      ==============     =============

See accompanying notes to the financial statements.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                                                          CUMULATIVE FOR
                                                                                                          THE PERIOD FROM
                                                                                                          OCTOBER 2, 1998
                                                                           YEAR ENDED       YEAR ENDED     (INCEPTION) TO
                                                                          DECEMBER 31,      DECEMBER 31,    DECEMBER 31,
                                                                              2002             2001            2002
                                                                           ----------       ----------       ----------
Cash flows from operating activities:
     Net loss                                                               $(65,167)         (36,509)        (442,166)
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
             Depreciation                                                      1,216            1,216            4,991
             Changes in operating liabilities:
                 Accounts payable                                             14,980           36,530          151,666
                 Accrued expenses                                              5,016               97            5,113
                                                                            --------         --------         --------
                      Net cash (used in) provided by operating activities    (43,955)           1,334         (280,396)

Cash flows from investing activities:
     Purchase of equipment                                                      --               --             (6,158)
                                                                            --------         --------         --------

Cash flows from financing activities:
     Proceeds from loan payable                                               25,000             --             25,000
     Advances from related parties                                            97,178             --            230,469
     Payments to related parties                                             (98,526)            (796)         (99,322)
     Proceeds from common stock subscriptions                                   --               --              8,000
     Proceeds from issuance of common stock                                     --               --            125,000
     Deposit received on purchase of common stock                             20,000             --             20,000
     Payments for expenses preparatory to an
         offering of the Company's common stock                                 --               --            (22,356)
                                                                            --------         --------         --------

                 Net cash provided by (used in) financing activities          43,652             (796)         286,791
                                                                            --------         --------         --------

                 Net (decrease) increase in cash                                (303)             538              237

Cash at beginning of period                                                      540                2             --
                                                                            --------         --------         --------

Cash at end of period                                                       $    237              540              237
                                                                            ========         ========         ========






See accompanying notes to the financial statements.

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


(2)  EQUIPMENT

     Equipment consisted of the following at December 31, 2002:

            Office equipment                           $           6,158
            Less accumulated depreciation                         (4,991)
                                                       --------------------
                                                       $           1,167
                                                       ====================

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


Dennis Mee has served as a Director since September, 2002. Mr. Mee is a Chartered Accountant (C.A.) and received this degree while working at the KPMG office in Toronto, Ontario. Currently Dennis is acting as a consultant and Director for a start-up up Telecommunication Company in the Vancouver area. Mr. Mee's business experience includes acting as the Chief Financial or Operational officer for a variety of Public and Private Companies in the Telecommunication, Health, and Distribution Industries. In addition, Mr. Mee has gained valuable experience on both sides of the business cycle having led teams through major down-sizings and restructurings along with start-up Companies that experienced explosive growth. Recently Mr. Mee spent over 5 years with a North American start-up health product Company that grew to $135 million in 21/2years. Prior to that, he was C.F.O. of Cable & Wireless Telecommunication Canada Ltd and served on their Board of Directors. Dennis has a Bachelor of Commerce (honors), is a member of both the BC and Ontario Institute of Chartered Accountants, and is also a member of F.E.I. (Financial Executives Institute).

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

                           SUMMARY COMPENSATION TABLE
                           --------------------------
                                                         Annual                                  Long-Term
         Payouts                                      Compensation                          Compensation Awards
         -------                        -----------------------------------------      ----------------------------
                                                                        Other          Securities
Name and                                                                Annual         Underlying       All Other
Principal                               Salary          Bonus        Compensation        Options       Compensation
Position                    Year          ($)            ($)             ($)               (#)             ($)
---------------------       ----        ------          -----        ------------      ----------      ------------
William J. Hennessey,       2002           $0            -0-             N/A               N/A             N/A
President

Ken Thorpe, President       2001           $0            -0-             N/A               N/A             N/A
                            2000           $0            -0-             N/A               N/A             N/A

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                   YEAR AND FISCAL YEAR END OPTION VALUE TABLE

                                                                    Number of
                                                                    Securities          Value of
                                                                    Underlying         Unexercised
                                                                   Unexercised        in-the-Money
                                                                     Options             Options
                                 Shares                             at Fiscal           at Fiscal
                                Acquired                           Year-End(#)         Year-End($)
                                   On              Value          -------------       -------------
                                Exercise          Realized         Exercisable/       Exercisable/
Name                                #                $            Unexercisable       Unexercisable
----                            --------           -------        -------------       -------------
 0                                  0                0                 N/A                 N/A

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

                                                 AMOUNT AND NATURE OF
      NAME, POSITION, AND ADDRESS                BENEFICIAL OWNERSHIP                     PERCENT OF CLASS
      ----------------------------               --------------------                     ----------------
Dr. Douglas W. Ellenor
Chairman of the                                              0 (1)                                 0%
Board, Director
Matt Krzyczkowski                                       400,000 (2)                              4.7%
Vice President, Director
Dr. Jack McKinley Wilson                                 25,000 (3)                              0.3%
Director
Donald J. Cheney                                        229,500 (4)                              2.7%
Secretary/Treasurer, Director
William J. Hennessey                                    200,000 (5)                              2.4%
President, Director
John N. Chigbu                                          100,000 (6)                              1.2%
Director
Dennis Mee                                              100,000 (7)                              1.2%
CFO, Director
Victor Nikolaev                                       1,000,000 (8)                             11.8%
Igor Rybakov                                          1,000,000 (9)                             11.8%
ALX Capital Group, Ltd.                               2,000,000 (10)                            23.5%
Paradon Capital,                                      4,000,000 (11)                            47.0%
All Directors and Officers as a Group                 1,054,500                                 12.4%

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

                      EQUITY COMPENSATION PLAN INFORMATION


        .............................. ............................ ............................. ............................
        Plan category                  Number of securities to be   Weighted average exercise     Number of securities
                                       issued upon exercise of      price of outstanding          remaining available for
                                       outstanding options,         options, warrants and rights  future issuance
                                       warrants and rights
        .............................. ............................ ............................. ............................
                                       (a)                          (b)                           (c)
        .............................. ............................ ............................. ............................
        Equity compensation plans
        approved by security holders   925,000                      $1.43                         75,000
        .............................. ............................ ............................. ............................
        Equity compensation plans
        not approved by security
        holders                        400,000                      $3.00                         0
        .............................. ............................ ............................. ............................
        Total                          1,325,000                    $1.91                         75,000
        .............................. ............................ ............................. ............................

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None. SUBJECT TO NOTES TO FINANCIALS.



ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

   (a) (2)      Exhibits: The following exhibits are included in this report:


    Exhibit                                        Description
--------------------------------------------------------------------------------
     2.1* Certificate of Incorporation of the Company (incorporated by reference Company's Form 10-SB filed with the Securities and Exchange Commission on August 13, 1999).

     2.2* By-Laws of the Company (incorporated by reference Company's Form 10-SB filed with the Securities Exchange Commission on August 13, 1999).

     4.1* Form of Common Stock Certificate (incorporated by reference Company's Form 10-SB filed with the Securities and Exchange Commission on August 13, 1999).

     10.1*      Company's 1998 Qualified Stock Option Plan+

     10.2*      Company's 1998 Non-Qualified Stock Option Plan+


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




ZEPPELIN ENERGY INC.



By:  /s/ William J. Hennessey
     ---------------------------------------
         William J. Hennessey, President               Date:  April 15, 2003



     /s/ Dennis Mee
     ---------------------------------------
         Dennis Mee, Chief Financial Officer           Date:  April 15, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




\s\  William J. Hennessey
---------------------------------------
     William J. Hennessey
     Director                                             Date: April 15, 2003


\s\  Donald J. Cheney
---------------------------------------
     Donald J. Cheney
     Director                                             Date: April 15, 2003


---------------------------------------
     Matt Krzyczkowski
     Director                                             Date:  April __, 2003



\s\ Jack McKinley Wilson
---------------------------------------
     Jack McKinley Wilson
     Director                                             Date:  April 15, 2003


\s\ John N. Chigbu
---------------------------------------
     John N. Chigbu
     Director                                             Date:  April 15, 2003


\s\ Dennis Mee
---------------------------------------
     Dennis Mee
     Director                                             Date:  April 15, 2003


\s\ Douglas W. Ellenor
---------------------------------------
     Douglas W. Ellenor
     Director                                             Date:  April 15, 2003