Form 10QSB
period 2003-03-31
ZEPPELIN ENERGY INC
filed 2003-05-19
CIK 1085203

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2003.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD N/A TO N/A

Commission file number: 0-26373

ZEPPELIN ENERGY INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

98-0196717
(I.R.S. Employer ID #)

7061 Dunraven Lane S.W., Port Orchard, WA  98367
(Address of principal executive offices)

253-709-2494
(Issuer's Telephone number including area code)

ZEPPELIN SOFTWARE, INC.
(Former name, address, and/or fiscal year if changed from last year)

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

As of May 17, 2003, the Company had 8,500,000 shares outstanding of common stock, par value $0.001 per share.

TABLE OF CONTENTS

PART I

   ITEM 1 FINANCIAL STATEMENTS

        Balance Sheet as of March 31, 2003.

        Statements of Operations for the three-month periods ended March 31, 2003 and 2002 and cumulative for the period from October 2, 1998 (inception) to March 31, 2003)

        Statements of Cash Flows for the three-month periods ended March 31, 2003 and 2002 and cumulative for the period from October 2, 1998 (inception) to March 31, 2003)

        Notes to Financial Statements


   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

   ITEM 3 CONTROLS AND PROCEDURES


PART II OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS


PART III EXHIBITS AND REPORTS ON FORM 8K

SIGNATURES

CERTIFICATIONS



                              ZEPPELIN ENERGY INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2003



PART I FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS

                              ZEPPELIN ENERGY INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                       57

                             March 31, 2003 and 2002



                                Table of Contents
                                -----------------



Financial Statements:

          Balance Sheet as of March 31, 2003

          Statements of Operations for the three-month periods ended March 31, 2003 and 2002 and cumulative for the period from October 2, 1998 (inception) to March 31, 2003

          Statements of Cash Flows for the three-month periods ended March 31, 2003 and 2002 and cumulative for the period from October 2, 1998 (inception) to March 31, 2003


Notes to Financial Statements

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (UNAUDITED)

                                 March 31, 2003


                                     ASSETS
                                     ------

Equipment, net                                                                   $              863
                                                                                --------------------
       Total assets                                                              $              863
                                                                                ====================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
   Bank overdraft                                                                $               60
   Accounts payable                                                                         167,969
   Accrued expenses                                                                           5,117
   Deposit on purchase of common stock                                                       20,000
   Loan payable                                                                              25,000
   Due to related parties                                                                   138,681
                                                                                --------------------
       Total current liabilities                                                            356,827

Stockholders' deficit:
   Preferred stock, $.001 par value, 5,000,000 shares
        authorized, none issued                                                                   -
   Common stock, $.001 par value,  95,000,000 shares
        authorized, 8,500,000 shares issued and outstanding                                   8,500
   Additional paid-in capital                                                               102,144
   Deficit accumulated during the development stage                                        (466,608)
                                                                                --------------------
       Total stockholders' deficit                                                         (355,964)
                                                                                --------------------
       Total liabilities and stockholders' deficit                               $              863
                                                                                ====================





See accompanying notes to financial statements.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                             March 31, 2003 AND 2002



                                                                                                    CUMULATIVE FOR
                                                                                                    THE PERIOD FROM
                                                   THREE-MONTH              THREE-MONTH             OCTOBER 2, 1998
                                                  PERIOD ENDED             PERIOD ENDED             (INCEPTION) TO
                                                    MARCH 31,                MARCH 31,                 MARCH 31,
                                                      2003                     2002                      2003
                                               --------------------     --------------------     ----------------------
Expenses:
      General and administrative                 $          24,442                   18,968                    466,608
                                               --------------------     --------------------     ----------------------

         Net loss                                $         (24,442)                 (18,968)                  (466,608)
                                               ====================     ====================     ======================

      Basic net loss per share                   $               -                        -
                                               ====================     ====================

      Weighted average common
         shares outstanding                              8,500,000                8,500,000
                                               ====================     ====================















See accompanying notes to financial statements.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             March 31, 2003 and 2002



                                                                                                                 CUMULATIVE FOR
                                                                                                                THE PERIOD FROM
                                                                  THREE-MONTH              THREE-MONTH          OCTOBER 2, 1998
                                                                  PERIOD ENDED            PERIOD ENDED           (INCEPTION) TO
                                                                   MARCH 31,                MARCH 31,              MARCH 31,
                                                                      2003                    2002                    2003
                                                              ---------------------    --------------------   ---------------------
Cash flows from operating activities:
     Net loss                                                   $          (24,442)                (18,968)               (466,608)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
             Depreciation                                                      304                     304                   5,295
             Changes in operating assets and liabilities:
                 Prepaid expense                                                 -                     (60)                      -
                 Bank overdraft                                                 60                       -                      60
                 Accounts payable                                           16,303                   9,711                 167,969
                 Accrued expenses                                                4                   5,004                   5,117
                                                              ---------------------    --------------------   ---------------------
                      Net cash used in operating activities                (7,771)                  (4,009)               (288,167)

Cash flows from investing activities:
     Purchase of equipment                                                       -                       -                  (6,158)
                                                              ---------------------    --------------------   ---------------------
Cash flows from financing activities:
     Proceeds from loan payable                                                  -                  25,000                  25,000
     Advances from related parties                                          33,209                  33,442                 263,678
     Payments to related parties                                           (25,675)                (54,400)               (124,997)
     Proceeds from common stock subscriptions                                    -                       -                   8,000
     Proceeds from issuance of common stock                                      -                       -                 125,000
     Deposit received on purchase of common stock                                -                       -                  20,000
     Payments for expenses preparatory to an
         offering of the Company's common stock                                  -                       -                 (22,356)
                                                              ---------------------    --------------------   ---------------------
                 Net cash provided by financing activities                   7,534                   4,042                 294,325
                                                              ---------------------    --------------------   ---------------------
                 Net (decrease) increase in cash                              (237)                     33                       -

Cash at beginning of period                                                    237                     540                       -
                                                              ---------------------    --------------------   ---------------------
Cash at end of period                                           $                -                     573                       -
                                                              =====================    ====================   =====================




See accompanying notes to financial statements.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2003 and 2002



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)  CORPORATE ORGANIZATION

              Zeppelin Energy Inc., a Delaware corporation (the "Company") was formed on October2, 1998 to focus on the development of digital microwave products, including an ultra-high bandwidth digital microwave radio.

              On October 9, 2002, a change in control of the Company occurred as the selling shareholders sold 8,000,000 shares of the Company's outstanding common stock for cash of $8,000, which constituted a majority ownership of the Company. The new shareholders are involved because of their expertise in the oil and gas business and ability to help seek funding to acquire oil and gas properties. Additional consideration for the purchase was given by the Company as each selling shareholder received a two-year option for 100,000 shares of common stock. These options are exercisable only in the second year at $3.00 per share (seeNote5).

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

              The Company intends to attempt to acquire oil and gas properties, primarily "proved producing and proved undeveloped reserves" in the United States, Canada, and other foreign oil producing countries, especially SouthAmerica. Domestically, the Company will also explore low-risk development drilling and workover opportunities with experienced operators. The Company also hopes to build long-term relationships with strategic partners and institutional investors and capture a significant position in the oil and gas industry in hopes of offering meaningful returns to its shareholders. The Company will attempt to finance oil and gas operations through a combination of privately placed debt and/or equity. There can be no assurance that the Company will be successful in finding financing, or even if financing is found, that the Company will be successful in acquiring oil and/or gas assets that result in profitable operations.

              The Company is currently in its development stage and has expended a substantial amount of funds to date. At March 31, 2003, the Company had a stockholders' deficit of $355,964. The Company needs substantial additional capital to complete its development and to reach an operating stage. Management is contemplating a public or private offering of securities as a means of raising funds to implement its business plans.

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

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (g)  FAIR VALUE OF FINANCIAL INSTRUMENTS

              Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments included accounts payable, loan payable, and other current liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they are payable on demand.

         (h)  NONQUALIFIED STOCK OPTION PLAN

              The Company accounts for stock options in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under SFAS 123, the recognition of compensation expense is measured at the grant date based on the fair value of options. Such cost is recognized over the service period.

         (i)  RECLASSIFICATIONS

              Certain prior period balances have been reclassified to conform with the current period financial statement presentation. Those reclassifications had no impact on previously reported results of operations or stockholders' deficit.


(2)      EQUIPMENT

         Equipment consisted of the following at March 31, 2003:

            Office equipment                            $          6,158
            Less accumulated depreciation                         (5,295)
                                                        --------------------
                                                        $            863
                                                        ====================

         For the three-month periods ended March 31, 2003 and 2002 depreciation expense amounted to $304.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS





(3)      LOAN PAYABLE

         During the year ended December 31, 2002, the Company entered into a short-term loan agreement for $25,000 (the "Loan") with a third party lender. Proceeds from the Loan were used to meet cash flow requirements. The Loan was due in April 2002, and provided for interest of $5,000. The Loan also provides for 5,000 shares of the Companys common stock to be issued as additional interest and provides the third party lender the option to convert the Loan to common stock of the Company at a price of $1.00 per share. As of March 31, 2003, the Loan had not been repaid. During the three-month period ended March 31, 2003, the Company successfully reached negotiations with the third party lender for new repayment terms of the Loan. Under the new terms, within 90 days of the Company receiving proceeds from financing exceeding $1,000,000, the Company is obligated to issue a payment of $30,000 to the third party, $25,000 for the payment of the outstanding principal balance on the Loan and $5,000 for the related accrued interest. The $5,000 of related accrued interest is included in accrued expenses in the accompanying financial statements at March 31, 2003.


(4)      TRANSACTIONS WITH AFFILIATES

         Members of the Board of Directors, former shareholders, and entities related through common ownership have advanced the Company funds in order to meet its cash flow requirements. As of March 31, 2003, amounts due to affiliates totaled $138,681. These amounts are unsecured, non-interest bearing and provide no repayment terms.


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



(5)      STOCK OPTIONS, CONTINUED

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

         All of the Company's stock options issued were valued at fair value using an option-pricing model. The fair value of each option issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.8% in 2003 and 2002, respectively; dividend yield of 0% in 2003 and 2002; volatility factors of the expected market price of the Company's stock of 0% in 2003 and 2002; and the expected life of an option of five years in 2003 and 2002. The weighted fair value at the date of grant for options granted was $0.00 per share.

         As of March 31, 2003 and 2002, 1,325,000 and 925,000, respectively, stock options were outstanding with a weighted-average exercise price of $1.91 and $1.00, respectively, and weighted-average remaining contractual lives of approximately 3.06 and 4.39, respectively. As of March 31, 2003 and 2002, 262,396 and 94,878 stock options, respectively, were exercisable at a weighted average exercise price of $1.00. During the three-month periods ended March 31, 2003 and 2002, no options were granted exercised, forfeited, or expired. No stock-based compensation costs were charged to operations during the three-month period ended March31, 2003 or 2002.

  ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS

     The Company is currently attempting to acquire high quality oil and gas properties, primarily "proved producing and proved undeveloped reserves" in the United States, Canada, and other foreign oil producing countries, especially South America. Domestically, the Company will also explore low-risk development drilling and work-over opportunities with experienced, strong operators. The Company also hopes to build long-term relationships with strategic partners and institutional investors and capture a significant position in the oil and gas industry in hopes of offering meaningful returns to its shareholders. Company management believes there is currently an opportunity within the oil and gas industry to acquire medium to large-sized properties at attractive price levels, and therefore, it is the goal of the Company to build a successful oil and gas company over the next 3 to 5 years. The Company will attempt to finance oil and gas operations through a combination of privately placed debt and/or equity. There can be no assurance that the Company will be successful in finding financing, or even if financing is found, that the Company will be successful in acquiring oil and/or gas assets that result in profitable operations.

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

Zeppelin is continuing its efforts to identify and assess opportunities to purchase interests in oil and natural gas properties, utilizing free labor of its directors and shareholders until such time as funding is sourced from the capital markets. Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2003. The Company will also use various debt instruments as well as public offerings to raise needed capital. Company funds for the payment of professional services to present have been provided by directors and shareholders and will continue to be provided on a limited basis until other resources can be found. It is expected that as funds become available, Zeppelin will add additional staff on an "as required" basis.

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


PART III  EXHIBITS AND REPORTS ON FORM 8K

     (a) Exhibits

Exhibit Number Description

     99(a) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act or 2002 - William J. Hennessey, President, and Dennis Mee, Chief Financial Officer.


     (b) Reports on Form 8K

     Item 9. Regulation FD Disclosure

     Exhibit 99. A press release dated February 10, 2003 announcing the resignation of Ken Thorpe as President and the appointment by the Board of Directors of William J. Hennessey as the new President. The resignation was not as a result of any disagreement with the Company on any matters relating to the Company's operations, policies, or practices.

     Item 9. Regulation FD Disclosure.

     Exhibit 99. A press release dated February 19, 2003 announcing the appointment of Douglas W. Ellenor as Chairman of the Board of Directors and Dennis Mee as Chief Financial Officer.



SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 ZEPPELIN ENERGY INC.


 By:  s/s William J. Hennessey
      ----------------------------------------
      William J. Hennessey
      President


      s/s Dennis Mee
      ----------------------------------------
      Dennis Mee
      Chief Financial Officer


 May 17, 2003



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2003

                                   -----------

                                 CERTIFICATIONS



I, William J. Hennessey, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Zeppelin Energy Inc.;

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


Dated:  May 15, 2003

     s/s   William J. Hennessey
--------------------------------------------
      President

                                 CERTIFICATIONS



I, Dennis Mee, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Zeppelin Energy Inc.;

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


Dated:  May 17, 2003

     s/s  Dennis Mee
------------------------------------
      Chief Financial Officer