Form 10QSB
period 2003-06-30
ZEPPELIN ENERGY INC
filed 2003-08-14
CIK 1085203

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2003.

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

As of August 13, 2003, the Company had 8,500,000 shares outstanding of common stock, par value $0.001 per share.

TABLE OF CONTENTS

PART I

   ITEM 1 FINANCIAL STATEMENTS

        Balance Sheet (Unaudited) as of June 30, 2003.

        Statements of Operations (Unaudited) for the three-month periods and six-month periods ended June 30, 2003 and 2002 and cumulative for the period from October 2, 1998 (inception) to June 30, 2003.

        Statements of Cash Flows (Unaudited) for the three-month periods and six-month periods ended June 30, 2003 and 2002 and cumulative for the period from October 2, 1998 (inception) to June 30, 2003.

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

                       FOR THE QUARTER ENDED June 30, 2003



PART I FINANCIAL INFORMATION

    ITEM 1 FINANCIAL STATEMENTS

                              ZEPPELIN ENERGY INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                             June 30, 2003 and 2002



                                Table of Contents
                                -----------------


Financial Statements:

     Balance Sheet (Unaudited) as of June 30, 2003.............................1

     Statements of Operations (Unaudited) for the three-months periods and six-month periods ended June 30, 2003 and 2002 and cumulative for the period from October 2, 1998 (inception) to June 30, 2003..................2

     Statements of Cash Flows (Unaudited) for the six-month periods ended
     June 30, 2003 and 2002 and cumulative for the period from October 2,
     1998 (inception) to June 30, 2003.........................................3


Notes to Financial Statements..................................................4

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (UNAUDITED)

                                  June 30, 2003


                                            ASSETS

Equipment, net                                                                      $           559
                                                                                    ---------------

           Total assets                                                             $           559
                                                                                    ===============

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                                                              $       186,162
      Accrued expenses                                                                        5,121
      Deposit on purchase of common stock                                                    20,000
      Loan payable                                                                           25,000
      Due to related parties                                                                138,758
                                                                                    ---------------

          Total current liabilities                                                         375,041

 Stockholders' deficit:
       Preferred stock, $.001 par value, 5,000,000 shares
           authorized, none issued                                                                -
      Common stock, $.001 par value,  95,000,000 shares
           authorized, 8,500,000 shares issued and outstanding                                8,500
      Additional paid-in capital                                                            102,144
      Deficit accumulated during the development stage                                     (485,126)
                                                                                    ---------------

          Total stockholders' deficit                                                      (374,482)
                                                                                    ---------------

          Total liabilities and stockholders' deficit                               $           559
                                                                                    ===============

See accompanying notes to the financial statements.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                             June 30, 2003 and 2002


                                           THREE-MONTH PERIOD ENDED              SIX-MONTH PERIOD ENDED
                                                   JUNE 30,                             JUNE 30,                 (INCEPTION) TO
                                    ------------------------------------- -----------------------------------         JUNE 30,
                                          2003                2002             2003               2002                 2003
                                    ------------------   ---------------- ----------------   ----------------  ------------------
Expenses:
      General and administrative            $   18,518              7,168           42,960             26,136             485,126
                                    ------------------   ---------------- ----------------   ----------------  ------------------

         Net loss                           $ (18,518)            (7,168)         (42,960)           (26,136)           (485,126)
                                    ==================   ================ ================   ================  ==================


      Basic net loss per share                     --                 --               --                 --
                                    ==================   ================ ================   ================

      Weighted average common
         shares outstanding                 8,500,000          8,500,000        8,500,000          8,500,000
                                    ==================   ================ ================   ================





See accompanying notes to the financial statements.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             June 30, 2003 and 2002


                                                                                                                CUMULATIVE FOR
                                                                                                               THE PERIOD FROM
                                                                      SIX-MONTH              SIX-MONTH         OCTOBER 2, 1998
                                                                     PERIOD ENDED          PERIOD ENDED         (INCEPTION) TO
                                                                       JUNE 30,              JUNE 30,              JUNE 30,
                                                                         2003                  2002                  2003
                                                                 ---------------------  -------------------- ---------------------
Cash flows from operating activities:
     Net loss                                                               $ (42,960)              (26,136)             (485,126)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
             Depreciation                                                         608                   608                 5,599
             Changes in operating assets and liabilities:
                 Accounts payable                                              34,496                12,140               186,162
                 Accrued expenses                                                   8                 6,355                 5,121
                                                                 ---------------------  -------------------- ---------------------

                      Net cash used in operating activities                    (7,848)               (7,033)             (288,244)

Cash flows from investing activities:
     Purchase of equipment                                                          -                     -                (6,158)
                                                                 ---------------------  -------------------- ---------------------

Cash flows from financing activities:
     Proceeds from loan payable                                                     -                25,000                25,000
     Advances from related parties                                             45,947                64,032               276,416
     Payments to related parties                                              (38,336)              (82,507)             (137,658)
     Proceeds from common stock subscriptions                                       -                     -                 8,000
     Proceeds from issuance of common stock                                         -                     -               125,000
     Deposit received on purchase of common stock                                   -                     -                20,000
     Payments for expenses preparatory to an
         offering of the Company's common stock                                     -                     -               (22,356)
                                                                 ---------------------  -------------------- ---------------------

                 Net cash provided by financing activities                      7,611                 6,525               294,402
                                                                 ---------------------  -------------------- ---------------------

                 Net decrease in cash                                            (237)                 (508)                    -

Cash at beginning of period                                                       237                   540                     -
                                                                 ---------------------  -------------------- ---------------------

Cash at end of period                                                       $       -                    32                     -
                                                                 =====================  ==================== =====================

See accompanying notes to the financial statements.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003 and 2002


(1)      BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements for the three and six month periods ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

         The results of operations for the interim periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2002 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.


(2)      BASIC LOSS PER SHARE

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


PART III  EXHIBITS AND REPORTS ON FORM 8K

     (a) Exhibits

Exhibit Number Description

     99(a) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act or 2002 - William J. Hennessey, President (unsigned), and Dennis Mee, Chief Financial Officer.


     (b) Reports on Form 8K

               NONE

SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ZEPPELIN ENERGY INC.


By:
   ----------------------------         Date: August ___, 2003
   William J. Hennessey
   President


   s/s Dennis Mee
   ---------------------------
   Dennis Mee                           Date: August 12, 2003
   Chief Financial Officer





                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 2003

                                 -------------