Form 10QSB/A
period 2003-06-30
ZEPPELIN ENERGY INC
filed 2003-08-29
CIK 1085203

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2003.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

As of June 30, 2003, the Company had 8,500,000 shares outstanding of common stock, par value $0.001 per share.

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

                                  FORM 10-QSB/A

                       FOR THE QUARTER ENDED June 30, 2003



PART I FINANCIAL INFORMATION

    ITEM 1 FINANCIAL STATEMENTS

                              ZEPPELIN ENERGY INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                             June 30, 2003 and 2002



                                Table of Contents


Financial Statements:

     Balance Sheet (Unaudited) as of June 30, 2003................................................................1

     Statements of Operations (Unaudited) for the three-months periods and six-month periods ended June 30, 2003 and 2002 and cumulative for the period from October 2, 1998 (inception) to June 30, 2003.....................................................2

     Statements of Cash Flows (Unaudited) for the six-month periods ended June
     30, 2003 and 2002 and cumulative for the period from
     October 2, 1998 (inception) to June 30, 2003.................................................................3


Notes to Financial Statements.....................................................................................4

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (UNAUDITED)

                                  June 30, 2003

                                     ASSETS
                                     ------
 Equipment, net                                                       $     559
                                                                      ---------
           Total assets                                               $     559
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
      Accounts payable                                                $ 186,162
      Accrued expenses                                                    5,121
      Deposit on purchase of common stock                                20,000
      Loan payable                                                       25,000
      Due to related parties                                            138,758
                                                                      ---------

          Total current liabilities                                     375,041

 Stockholders' deficit:
       Preferred stock, $.001 par value, 5,000,000 shares
           authorized, none issued                                         --
      Common stock, $.001 par value,  95,000,000 shares
           authorized, 8,500,000 shares issued and outstanding            8,500
      Additional paid-in capital                                        102,144
      Deficit accumulated during the development stage                 (485,126)
                                                                      ---------

          Total stockholders' deficit                                  (374,482)
                                                                      ---------
          Total liabilities and stockholders' deficit                 $     559
                                                                      =========


See accompanying notes to the financial statements.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                             June 30, 2003 and 2002

                                                                                              CUMULATIVE FOR
                                    THREE-MONTH PERIOD ENDED       SIX-MONTH PERIOD ENDED     THE PERIOD FROM
                                   --------------------------    --------------------------   OCTOBER 2, 1998
                                            JUNE 30,                         JUNE 30,         (INCEPTION) TO
                                   --------------------------    --------------------------      JUNE 30,
                                       2003           2002          2003           2002            2003
                                   -----------    -----------    -----------    -----------    -----------
Expenses:
      General and administrative   $    18,518          7,168         42,960         26,136        485,126
                                   -----------    -----------    -----------    -----------    -----------

         Net loss                  $   (18,518)        (7,168)       (42,960)       (26,136)      (485,126)
                                   ===========    ===========    ===========    ===========    ===========

      Basic net loss per share              --             --         (0.01)            --
                                   ===========    ===========    ===========    ===========

      Weighted average common
         shares outstanding          8,500,000      8,500,000      8,500,000      8,500,000
                                   ===========    ===========    ===========    ===========


See accompanying notes to the financial statements.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             June 30, 2003 and 2002

                                                                                              CUMULATIVE FOR
                                                                                              THE PERIOD FROM
                                                              SIX-MONTH         SIX-MONTH     OCTOBER 2, 1998
                                                             PERIOD ENDED     PERIOD ENDED    (INCEPTION) TO
                                                               JUNE 30,         JUNE 30,         JUNE 30,
                                                                 2003             2002             2003
                                                              ----------       ----------       ----------
Cash flows from operating activities:
     Net loss                                                 $  (42,960)         (26,136)        (485,126)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
             Depreciation                                            608              608            5,599
             Changes in operating assets and liabilities:
                 Accounts payable                                 34,496           12,140          186,162
                 Accrued expenses                                      8            6,355            5,121
                                                              ----------       ----------       ----------
                      Net cash used in operating activities       (7,848)          (7,033)        (288,244)

Cash flows from investing activities:
     Purchase of equipment                                          --               --             (6,158)
                                                              ----------       ----------       ----------

Cash flows from financing activities:
     Proceeds from loan payable                                     --             25,000           25,000
     Advances from related parties                                45,947           64,032          276,416
     Payments to related parties                                 (38,336)         (82,507)        (137,658)
     Proceeds from common stock subscriptions                       --               --              8,000
     Proceeds from issuance of common stock                         --               --            125,000
     Deposit received on purchase of common stock                   --               --             20,000
     Payments for expenses preparatory to an
         offering of the Company's common stock                     --               --            (22,356)
                                                              ----------       ----------       ----------
                 Net cash provided by financing activities         7,611            6,525          294,402
                                                              ----------       ----------       ----------
                 Net decrease in cash                               (237)            (508)            --

Cash at beginning of period                                          237              540             --
                                                              ----------       ----------       ----------
Cash at end of period                                         $     --                 32             --
                                                              ==========       ==========       ==========


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


 ZEPPELIN ENERGY INC.


 By:  s/s William J. Hennessey
      ----------------------------         Date: August 28, 2003
      William J. Hennessey
      President


      s/s Dennis Mee
      ---------------------------
      Dennis Mee                                  Date: August 28, 2003
      Chief Financial Officer






                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        Quarterly Report on Form 10-QSB/A
                       For the Quarter Ended June 30, 2003

                                   -----------