Form 10QSB
period 2003-09-30
ZEPPELIN ENERGY INC
filed 2003-11-19
CIK 1085203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2003.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD N/A TO N/A

Commission file number: 0-26373

ZEPPELIN ENERGY INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

98-0196717
(I.R.S. Employer ID #)

750 Lexington Ave., Suite 400, New York, NY  10022
(Address of principal executive offices)

(212) 750-1222
(Issuer's Telephone number including area code)

6071 Dunraven Lane S.W., Port Orchard, WA  98367
(Former Name, ADDRESS, and/or fiscal year if changed from last year)
              -------

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

As of November 17, 2003, the Company had 8,520,000 shares outstanding of common stock, par value $0.001 per share.

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


                           PART I.FINANCIAL STATEMENTS
                                   (Unaudited)


                           September 30, 2003 and 2002



                            PART II. Table of Contents
                                     -----------------


Financial Statements:

  Balance Sheet (Unaudited) as of September 30, 2003 . . . . . . . . . . . . 1

  Statements of Operations (Unaudited) for the three-month
  and nine-month periods ended September 30, 2003 and 2002
  and cumulative for the period from October 2, 1998 (inception)
  to September 30, 2003  . . . . . . . . . . . . . . . . . . . . . . . . . . 2

  Statements of Cash Flows (Unaudited) for the nine-month periods ended September 30, 2003 and 2002 and cumulative for the period from October 2, 1998 (inception) to September 30, 2003 . . .3


Notes to Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . .4

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (UNAUDITED)

                               September 30, 2003


                           ASSETS
                           ------
Equipment, net                                            $     255
                                                          ----------

     Total assets                                         $     255
                                                          ==========

             LIABILITIES AND STOCKHOLDERS' DEFICIT
             -------------------------------------

Current liabilities:
  Accounts payable                                        $ 207,868
  Due to related parties                                    126,258
  Loan payable                                               25,000
  Accrued expenses                                            5,125
                                                          ----------

     Total current liabilities                              364,251

Stockholders' deficit:
  Preferred stock, $.001 par value, 5,000,000 shares
     authorized, none issued                                      -
  Common stock, $.001 par value,  95,000,000 shares
     authorized, 8,520,000 shares issued and outstanding      8,520
  Additional paid-in capital                                122,124
  Deficit accumulated during the development stage         (494,640)
                                                          ----------

     Total stockholders' deficit                           (363,996)
                                                          ----------

     Total liabilities and stockholders' deficit          $     255
                                                          ==========


See accompanying notes to the financial statements.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                           September 30, 2003 and 2002


                                                                               CUMULATIVE FOR
                                                                               THE PERIOD FROM
                                                                               OCTOBER 2, 1998
                             THREE-MONTH PERIOD ENDED  NINE-MONTH PERIOD ENDED (INCEPTION) TO
                                    SEPTEMBER 30,            SEPTEMBER 30,      SEPTEMBER 30,
                              -----------------------  ----------------------  --------------
                                 2003         2002        2003        2002          2003
                              -----------  ----------  ----------  ----------  --------------
Expenses:
  General and administrative
                              $    9,514      11,412      52,474      37,548         494,640
                              -----------  ----------  ----------  ----------  --------------

    Net loss                  $   (9,514)    (11,412)    (52,474)    (37,548)       (494,640)
                              ===========  ==========  ==========  ==========  ==============


  Basic net loss per share         (0.00)      (0.00)      (0.01)      (0.00)
                              ===========  ==========  ==========  ==========

  Weighted average common
    shares outstanding         8,513,261   8,504,469   8,500,000   8,500,000
                              ===========  ==========  ==========  ==========


See accompanying notes to the financial statements.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                           September 30, 2003 and 2002


                                                                                          CUMULATIVE FOR
                                                                                          THE PERIOD FROM
                                                           NINE-MONTH       NINE-MONTH    OCTOBER 2, 1998
                                                          PERIOD ENDED     PERIOD ENDED    (INCEPTION) TO
                                                          SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                              2003             2002             2003
                                                         ---------------  --------------  ----------------
Cash flows from operating activities:
  Net loss                                               $      (52,474)        (37,548)         (494,640)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation                                                  912             912             5,903
      Changes in operating assets and liabilities:
        Accounts payable                                         56,202          16,726           207,868
        Accrued expenses                                             12           6,359             5,125
                                                         ---------------  --------------  ----------------
           Net cash used in operating activities                  4,652         (13,551)         (275,744)

Cash flows from investing activities:
  Purchase of equipment                                               -               -            (6,158)
                                                         ---------------  --------------  ----------------

Cash flows from financing activities:
  Proceeds from loan payable                                          -          25,000            25,000
  Advances from related parties                                  45,947          80,772           276,416
  Payments to related parties                                   (50,836)        (92,526)         (150,158)
  Proceeds from common stock subscriptions                            -               -             8,000
  Proceeds from issuance of common stock                              -               -           125,000
  Deposit received on purchase of common stock                        -               -            20,000
  Payments for expenses preparatory to an
    offering of the Company's common stock                            -               -           (22,356)
                                                         ---------------  --------------  ----------------

           Net cash provided by financing activities             (4,889)         13,246           281,902
                                                         ---------------  --------------  ----------------

           Net decrease in cash                                    (237)           (305)                -

Cash at beginning of period                                         237             540                 -
                                                         ---------------  --------------  ----------------

Cash at end of period                                    $            -             235                 -
                                                         ===============  ==============  ================

Supplemental schedule of non-cash financing activities:
  Issuance of common stock                               $       20,000               -            20,000
                                                         ===============  ==============  ================


See accompanying notes to the financial statements.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                           September 30, 2003 and 2002

(1)  BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements for the three and nine month periods ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

     The results of operations for the interim periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2002 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

(2)  Basic Loss Per Share

     Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period.


(3)  Stock Option Plan

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

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                           September 30, 2003 and 2002

1.        (3)     Stock Option Plan, Continued

          As of September 30, 2003 and 2002, 1,325,000 and 925,000 stock options, respectively, were outstanding with a weighted-average exercise price of $1.91 and $1.00, respectively, and weighted-average remaining contractual lives of approximately 2.56 and 4.11 years, respectively. As of September 30, 2003 and 2002, 329,115 and 110,764 stock options, respectively, were exercisable at a weighted average exercise price of $1.00. During the nine-month periods ended September 30, 2003 and 2002, no options were granted, exercised, forfeited, or expired.

          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"). Accordingly, no compensation costs has been recognized for the stock option plans. Had compensation cost for the Company's Plan been determined based on the fair value at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would have been as follows:


                              THREE-MONTH PERIODS        NINE-MONTH PERIODS
                               ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                           -------------------------  ------------------------
                               2003         2002         2003         2002
                           ------------  -----------  -----------  -----------
Net loss:
  As reported              $    (9,514)     (11,412)     (52,474)     (37,548)
  Pro forma                     (9,514)     (11,412)     (52,474)     (37,548)

Basic net loss per share:
  As reported              $         -            -        (0.01)           -
  Pro forma                          -            -        (0.01)           -

          No stock-based compensation costs were charged to operations during the nine-month period ended September 30, 2003 and 2002.

          All of the Company's stock options issued were valued at fair value using an option-pricing model. The fair value of each option issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rates of 2.8% in 2003 and 2002; dividend yield of 0% in 2003 and 2002;

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                           September 30, 2003 and 2002

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

PART III  EXHIBITS AND REPORTS ON FORM 8K


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2003.




SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ZEPPELIN ENERGY INC.


By:  S/S William J. Hennessey
     ----------------------------         Date: November 14, 2003
     William J. Hennessey
     President


     S/S Dennis Mee
     ---------------------------
     Dennis Mee                           Date: November 13, 2003
     Chief Financial Officer