Form 10QSB/A
period 2003-09-30
ZEPPELIN ENERGY INC
filed 2003-12-22
CIK 1085203

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

DELAWAREcflick@siouxvalley.net
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


ZEPPELIN ENERGY INC.


By:  S/S William J. Hennessey
     ----------------------------         Date: December 15, 2003
     William J. Hennessey
     President


     S/S Dennis Mee
     ---------------------------
     Dennis Mee                           Date: December 15, 2003
     Chief Financial Officer