Form 10KSB
period 2003-12-31
ZEPPELIN ENERGY INC
filed 2004-04-14
CIK 1085203

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


  [ X ] ANNUAL  REPORT UNDER SECTION 13 OR  15(d)  OF THE  SECURITIES
        EXCHANGE  ACT OF  1934  For  the fiscal year ended  December  31, 2003.


 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 For the transition period
                  from _______________________ to _____________


                        Commission File Number 000-26373


                              ZEPPELIN ENERGY INC.
                 (Name of small business issuer in its charter)


             DELAWARE                                     98-0196717
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


                             BANKERS HALL WEST TOWER
                          888 3rd STREET SW, 10th FLOOR
                    (address of principal executive offices)


                                     T2P 5C5
                                   (Zip Code)


                    Issuer's telephone number (403) 444-6901


         Securities registered under Section 12(b) of the Exchange Act: NONE


        Securities  registered  under  Section  12(g)  of  the Exchange Act:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE


 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

             Issuer's revenues for its most recent fiscal year. $0.


As of March 24, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates (assuming that the issuer's only affiliates are its officers, directors and 10% or greater stockholders) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, was $264,900

As of March 20, 2004, the number of shares outstanding of the issuer's common shares, was 8,520,000


                    Documents incorporated by reference: None


    Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

TABLE OF CONTENTS

PART 1
  Item 1     DESCRIPTION OF BUSINESS                                            3
  Item 2.    DESCRIPTION OF PROPERTY                                            5
  Item 3.    LEGAL PROCEEDINGS                                                  5
  Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                5
  Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           5
  Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          6
  Item 7.    FINANCIAL STATEMENTS                                               8
  Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE                                           20
  Item 8A.   CONTROLS AND PROCEDURES                                            20
  Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                  20

PART III
  Item 10.   EXECUTIVE COMPENSATION                                             21
  Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS                                    22
  Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     24
  Item 13.   EXHIBITS AND REPORTS ON FORM 8-K                                   24
  Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                             24

SIGNATURES                                                                      26

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

All references in this prospectus to "we", "us", "our", "the Company" and "Zeppelin Energy" are intended to refer to Zeppelin Energy Inc.


FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "anticipate," "think," "intend," "plan," "expect," "project," "will be" and similar expressions identify such forward-looking statements. The forward-looking statements included herein are based on current expectations and assumptions that involve a number of risks and uncertainties. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties, such as delays in the completion or release of products, the availability of financing, the achievement of sales assumptions as projected, the risk of war, terrorism and similar hostilities, the possible lack of consumer appeal and acceptance of products released by the Company, fluctuations in demand, that competitive conditions within the Company's markets will not change materially or adversely, that the Company's forecasts will accurately anticipate market demand, and the risks discussed in "Factors Affecting Future Performance", which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


(a) Business Development.

Zeppelin Energy Inc., a development stage company incorporated in October 1998, has its principal offices at Bankers Hall West Tower 888 3rd Street SW, 10th Floor, Calgary AB T2P 5C5, Canada. The telephone number is (403) 444-6901. Through December 31, 2003, the Company has generated no revenues from operations.

Formerly Zeppelin Software, Inc., the Company's name was changed on December 13, 2002.


(b) Business of Issuer.

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

RESEARCH AND DEVELOPMENT EXPENDITURE OVER THE LAST TWO FISCAL YEARS

When and if funding becomes available, the Company plans to use a major portion of these funds to acquire high-quality oil and gas properties, primarily "proven producing and proven undeveloped reserves." The Company will also explore low-risk development drilling and work-over opportunities with experienced, well-established operators.


ENVIRONMENTAL REGULATIONS

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

EMPLOYEES

Currently, the Company does not have any employees, except for our current officers. All of the officers are employed on a part time basis, and none are currently paid a salary, accruing salaries, or represented by a collective bargaining agreement.

(c) Reports to security holders.

The Company is not required to deliver an annual report to security holders and will not send an annual report voluntarily. The Company files reports electronically with the Securities and Exchange Commission, namely, Forms 10KSB, 10QSB, and 8-K. The public may read and copy any materials the Company's files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov/ The Company's Internet address is: http://www.zeppelinenergyinc.com/


ITEM 2.  DESCRIPTION OF PROPERTY.

(a) The Company's offices are provided currently by Menno Wiebe, the company's President and CEO, and are located at:

         Bankers Hall West Tower
         888 3rd Street SW, 10th Floor
         Calgary AB T2P 5C5
         Canada

(b) Investment Policies.

The Company has no policy on investments in real estate or interests in real estate, investments in real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

(c) Description of Real Estate and Operating Data.

The Company does not hold or intend to acquire or lease any real estate.


ITEM 3.  LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company is a part.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2003, through solicitation of proxies or otherwise.


PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the NASD Over-the-Counter Bulletin Board System under the symbol "ZEPE.OB". The high and low bid information reflected in the table below represents the range of high and low bids for the common stock for each quarter within the last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         QUARTER ENDED                      LOW PRICE         HIGH PRICE
         -------------                      ---------         ----------
         March 31, 2002                     n/a *             n/a *
         June 30, 2002                      $0.90             $1.60
         September 30, 2002                 $1.10             $2.00
         December 31, 2002                  $1.15             $2.00
         March 31, 2003                     $1.05             $2.40
         June 30, 2003                      $0.26             $1.20
         September 30, 2003                 $0.50             $1.55
         December 31, 2003                  $0.40             $1.30

         * The Company started trading May 7, 2002.

         (Source: FT Interactive Data)

As of December 31, 2003, there were approximately 76 holders of record of the Company's common stock.

The Company has not paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings that it may realize in the foreseeable future to finance its operations.

The following table sets forth the information as at December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Equity Compensation Plan Information

---------------------------------------------------------------------------------------------------------------------
Plan category                   Number of securities to be   Weighted-average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance under
                                warrants and rights          rights                       equity compensation plans
                                                                                          (excluding securities
                                                                                           reflected in column (a))

                                 (a)                          (b)                         (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans       0                            0                            0
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not   925,000                      $2.30                        75,000
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Total                           925,000                      $2.30                        75,000
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

Zeppelin is continuing its efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing free labor of its directors and shareholders until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain the Company. Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2004. The Company will also use various debt instruments as well as public offerings to raise needed capital during 2004. Company funds for the payment of professional services to present have been provided by directors and shareholders and will continue to be provided on a limited basis until other resources can be found. It is expected that as funds become available, Zeppelin will add additional staff on an "as required" basis.

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

LIQUIDITY AND CAPITAL RESOURCES

                                            2003              2002
                                            ----              ----

TOTAL CURRENT ASSETS                        0                 237
TOTAL CURRENT LIABILITIES                   370,457           332,926

WORKING CAPITAL DEFICIENCY                  (370,457)         (332,689)

The working capital deficiency increased by $37,768 from December 31, 2002 to December 31, 2003. Cash decreased by $237 over the same period. The increase in working capital deficiency and decrease in cash was substantially due to general and administrative expenses incurred by the Company. The Company will continue to utilize the free labor of its directors and shareholders until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain the Company. Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2004. The Company will also use various debt instruments as well as public offerings to raise needed capital during 2004. Company funds for the payment of professional services to present have been provided by directors and shareholders and will continue to be provided on a limited basis until other resources can be found.


GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses decreased from $65,167 to $58,935, a decrease of $6,232 or 9.56% over 2002. General and administrative expenses represent office expenses, consulting and professional fees.


NET LOSS

The Company's net loss decreased from $65,167 in 2002 to $58,935 in 2003 due to the decrease in general and administrative expenses incurred during the year. At December 31, 2003, the Company had a stockholders' deficit of $370,457.

The Company is in its development stage and has expended a substantial amount of funds to date. The Company needs substantial additional capital to complete its development and to reach an operating stage. The sales and cost of sales of the Company for fiscal years 2002 and 2003 were $0.


INFLATION

Although the Company believes that inflation has not had a material adverse effect on the results of the operations to date, any increase in costs to the Company could affect the net income or loss of the Company.


RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 did not affect the Company's financial position or results of operations.


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

ITEM 7. FINANCIAL STATEMENTS


Independent Auditor's Report


Financial Statements:

       Balance Sheet at December 31, 2003

       Statements of Operations for the years ended December 31, 2003 and 2002, and the cumulative development period from October 2, 1998 (inception) to December 31, 2003.

       Statements of Cash Flows for the years ended December 31, 2003 and 2002, and the cumulative development period from October 2, 1998 (inception) to December 31, 2003.

       Statement of Stockholders' Deficit for the years ended December 31, 2003 and 2002, and the cumulative development period from October 2, 1998 (inception) to December 31, 2003.


Notes to Financial Statements

                          Independent Auditor's Report
                          ----------------------------

To the Board of Directors and
   Stockholders of Zeppelin Energy Inc.


We have audited the accompanying balance sheet of Zeppelin Energy Inc., a development stage company, (the "Company") as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002, and for the cumulative development stage from October 2, 1998 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeppelin Energy Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and for the cumulative development stage from October 2, 1998 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.


Orlando, Florida
March 29, 2004

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                                  Balance Sheet

                                December 31, 2003


                                     Assets
                                     ------
Assets                                                         $             -
                                                                ==============

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
     Accounts payable                                          $       201,870
     Due to related parties                                            138,458
     Loan payable                                                       25,000
     Accrued expenses                                                    5,129
                                                                --------------

        Total current liabilities                                      370,457

 Stockholders' deficit:
      Preferred stock, $.001 par value, 5,000,000 shares
         authorized, none issued                                             -
      Common stock, $.001 par value, 95,000,000 shares
         authorized, 8,520,000 shares issued and outstanding             8,520
      Additional paid-in capital                                       122,124
      Deficit accumulated during the development stage                (501,101)
                                                                --------------

         Total stockholders' deficit                                  (370,457)
                                                                --------------

        Total liabilities and stockholders' deficit            $             -
                                                                ==============



See accompanying notes to the financial statements

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                            Statements of Operations



                                                               Cumulative for
                                                              the period from
                                                              October 2, 1998
                               Year ended       Year ended    (inception) to
                               December 31,    December 31,     December 31,
                                   2003            2002            2003
                               -----------     -----------     ------------

Expenses:
  General and administrative   $    58,935          65,167          501,101
                                ==========     ===========     ------------

    Net loss                   $   (58,935)        (65,167)        (501,101)
                                ==========     ===========     ============

   Basic net loss per share    $     (0.01)          (0.01)
                                ==========     ===========

   Weighted average common
     shares outstanding          8,508,384       8,500,000
                                ==========     ===========


See accompanying notes to the financial statements

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                       Statements of Stockholders' Deficit

      For the period from inception (October 2, 1998) to December 31, 2003


                                                                                               Deficit
                                           Common stock            Common stock              accumulated
                                              issued                subscribed    Additional  during the                   Total
                                      ---------------------   --------------------- paid-in  development  Subscription stockholders'
                                        Shares      Amount      Shares      Amount  capital        stage    receivable    deficit
                                      ---------    --------   ---------    --------  --------    -------      -------    -------

Inception (October 2, 1998)        $          -           -           -           -         -          -            -          -

Issuance of common stock              2,000,000       2,000           -           -         -          -            -      2,000

Issuance of common stock
  subscriptions                               -           -   6,000,000       6,000         -          -       (5,488)       512

Net loss                                      -           -           -           -         -       (426)           -      (426)
                                      ---------   ---------   ---------    --------  --------    --------     -------     ------
Balances, December 31, 1998           2,000,000       2,000   6,000,000       6,000         -       (426)      (5,488)     2,086

Issuance of stock to subscribers      6,000,000       6,000  (6,000,000)     (6,000)        -          -        5,488      5,488

Issuance of common stock through
  Regulation D offering                 500,000         500           -           -   102,144          -            -    102,644

Net loss                                      -           -           -           -         -   (259,663)           -   (259,663)
                                      ---------    --------   ---------    --------  --------   --------      -------    -------
Balances, December 31, 1999           8,500,000       8,500           -           -   102,144   (260,089)           -   (149,445)

Net loss                                      -           -           -           -         -    (80,401)           -    (80,401)
                                      ---------    --------   ---------    --------  --------   --------     --------    -------
Balances, December 31, 2000           8,500,000       8,500           -           -   102,144   (340,490)           -   (229,846)

Net loss                                      -           -           -           -         -    (36,509)           -    (36,509)
                                      ---------    --------   ---------    --------  --------   --------     --------   ---------
Balances, December 31, 2001           8,500,000       8,500           -           -   102,144   (376,999)           -   (266,355)

Net loss                                      -           -           -           -         -    (65,167)           -    (65,167)
                                      ---------    --------   ---------    --------  --------   --------     --------   ---------
Balances, December 31, 2002           8,500,000       8,500           -           -   102,144   (442,166)           -   (331,522)

Issuance of common stock                 20,000          20           -           -    19,980          -            -     20,000

Net loss                                      -           -           -           -         -    (58,935)           -    (58,935)
                                      ---------    --------   ---------    --------  --------   --------     --------   ---------
Balances, December 31, 2003        $  8,520,000       8,520           -           -   122,124   (501,101)           -   (370,457)
                                      =========    ========   =========    ========  ========   ========     ========   =========

See accompanying notes to the financial statements

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                      Cumulative for
                                                                                                     the period from
                                                                                                     October 2, 1998
                                                                Year ended         Year ended         (inception) to
                                                                December 31,       December 31,         December 31,
                                                                    2003               2002                2003
                                                               ------------       -------------         ------------
Cash flows from operating activities:
  Net loss                                                    $    (58,935)            (65,167)            (501,101)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation                                                   1,167               1,216                6,158
      Changes in liabilities:
      Accounts payable                                              50,204              14,980              201,870
      Accrued expenses                                                  16               5,016                5,129
                                                               -----------        -------------         ------------
        Net cash used in operating activities                       (7,548)            (43,955)            (287,944)

Cash flows from investing activities:
  Purchase of equipment                                                  -                   -               (6,158)
                                                               -----------        -------------         ------------

Cash flows from financing activities:
  Proceeds from loan payable                                             -              25,000               25,000
  Advances from related parties                                     58,147              97,178              288,616
  Payments to related parties                                      (50,836)            (98,526)            (150,158)
  Proceeds from common stock subscriptions                               -                   -                8,000
  Proceeds from issuance of common stock                            20,000                   -              145,000
  Deposit received on purchase of common stock                     (20,000)             20,000                    -
  Payments for expenses preparatory to an
     offering of the Company's common stock                              -                   -              (22,356)
                                                               -----------        ------------          ------------
        Net cash provided by financing activities                    7,311              43,652              294,102
                                                               -----------        ------------          ------------
        Net decrease in cash                                          (237)               (303)                   -

Cash at beginning of period                                            237                 540                    -
                                                               -----------        ------------          -----------
Cash at end of period                                         $          -                 237                    -
                                                               ===========        ============          ===========



See accompanying notes to the financial statements

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                           December 31, 2003 and 2002



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

              The Company is currently in its development stage and has expended a substantial amount of funds to date. At December 31, 2003, the Company had a stockholders' deficit of $370,457. The Company needs substantial additional capital to complete its development and to reach an operating stage. Management is contemplating a public or private offering of securities as a means of raising funds to implement its business plans.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


(1)    Summary of Significant Accounting Policies, Continued

     (b)      Basic Loss Per Share

              Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period.

     (c)      Income Taxes

              The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. Deferred tax assets resulting principally from operating losses have not been recognized. The utilization of such net operating loss may be severely limited due to past and future changes in control, including stock issuances.

     (d)      Common Stock

              The  Company  issued   8,000,000  shares  of  common  stock  at  a
              subscription price of $.001 per share to the founders of the Company during fiscal years 1999 and 1998. The Company issued 500,000 shares of common stock for cash during fiscal year 1999, through a Confidential Offering Circular pursuant to Rule 504 of Regulation D of the Securities Act of 1933. The remainder of the outstanding shares were issued for cash during fiscal year 2003.

     (e)      Estimates

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

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          Notes to Financial Statements



(1)    Summary of Significant Accounting Policies, Continued

       (f)    Fair Value of Financial Instruments

              Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments included, accounts payable, loan payable, and other current liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they are receivable or payable on demand.

       (g)    Nonqualified Stock Option Plan

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

              No stock-based compensation costs were charged to operations during the years ended December 31, 2003 and 2002.

       (h)    Recent Accounting Pronouncements

              In January 2003, the Financial Accounting Standards Board, (the "FASB") issued FIN No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIE's) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

              The Company has not identified any VIE's for which it is the primary beneficiary or has significant involvement.

              In December  2003,  the FASB  issued FIN No. 46 (revised  December
              2003), "Consolidation of Variable Interest Entities," ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

                  (i) For special purpose entities (SPE's) created prior to February 1, 2003, the Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

                  (ii) For non-SPE's created prior to February 1, 2003, the Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

                  (iii) For all entities, regardless of whether a SPE, that were created subsequent to January 31, 2003, the provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 31, 2004.

              The adoption of the provisions applicable to SPE's and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company's financial statements. The Company is currently evaluating the impact of adopting FIN 46-R applicable to non-SPE's created prior to February 1, 2003, but does not expect a material impact.

       (i)    Reclassifications

              Certain prior year balances have been reclassified to conform with the current year financial statement presentation. Those reclassifications had no impact on previously reported results of operations or stockholders' deficit.


(2)      Depreciation

       For the years ended December 31, 2003 and 2002, depreciation expense amounted to $1,167 and $1,216, respectively.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


(3)      Loan Payable

       During the year ended December 31, 2002, the Company entered into a short-term loan agreement (the "Loan") with a third party lender. Proceeds from the Loan were used to meet cash flow requirements. The Loan was due in April 2002, and provided for interest of $5,000. The Loan also provides for 5,000 shares of the Company's common stock to be issued as additional interest and provides the third party lender the option to convert the Loan to common stock of the Company at a price of $1.00 per share. As of December 31, 2003, the Loan had not been repaid. Subsequent to December 31, 2002, the Company successfully reached negotiations with the third party lender for new repayment terms of the Loan. Under the new terms, within 90 days of the Company receiving proceeds from financing exceeding $1,000,000, the Company is obligated to issue a payment of $30,000 to the third party, $25,000 for the payment of the outstanding principal balance on the Loan and $5,000 for the related accrued interest. The $5,000 of related accrued interest is included in accrued expenses in the accompanying financial statements at December 31, 2003 and 2002.


(4)      Transactions with Affiliates

       Members of the Board of Directors and former shareholders have advanced the Company funds in order to meet its cash flow requirements. As of December 31, 2003, amounts due to current and former members of the Board totaled $138,458. These amounts are unsecured, non-interest bearing and provide no repayment terms.


(5)      Stock Option Plan

       The Company has a nonqualified stock option plan (the "Plan") pursuant to which up to 1,000,000 shares of its common stock can be set aside to provide certain executives, directors, and other employees or consultants the option to purchase shares of the Company's common stock. The stock options vest 25% on the first anniversary of the agreement and 75% in equal monthly increments over the thirty-six month period following the first anniversary. As provided by the Plan, the Board of Directors may waive the vesting provision in whole or in part at any time based on such factors as the Board of Directors determines at its sole discretion. The stock options expire 2, 5, and 10 years from the date of grant or upon termination of employment, retirement, or death.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


(5)    Stock Option Plan, Continued

       As of December 31, 2003 and 2002, 925,000 and 1,325,000 stock options, respectively, were outstanding with a weighted-average exercise price of $2.30 and $1.91, respectively, and weighted-average remaining contractual lives of 2.06 and 3.31 years, respectively. As of December 31, 2003 and 2002, 625,000 and 229,383 stock options, respectively, were exercisable at a weighted average exercise price of $1.00. During the year ended December 31, 2002, 400,000 nonqualified stock options were forfeited upon the resignation of a Company executive. The Company granted an additional 400,000 nonqualified stock options with an exercise price of $2.00 to other directors and officers during 2002. No options were exercised or expired during 2002. During the year ended December 31, 2003, an additional 400,000 nonqualified stock options were forfeited upon the resignation of a Company executive. No options were granted, exercised, or expired during 2003.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


ITEM 8A. CONTROLS AND PROCEDURES.

Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowlkedge, in other factors that could significantly affect our internal controls.


PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Board of Directors is comprised of only one class. There are no arrangements or understandings pursuant to which any person has been elected as a director or executive officer of the Company. Directors are elected annually by the stockholders and hold office until the next annual meeting of stockholders and until their respective successors are elected and qualified. Executive officers are elected by the board of directors and hold office until their respective successors are elected and qualified. There is no family relationship among any directors or executive officers of the Company.

The following table sets forth information concerning each of the directors and executive officers of the Company:

Names                               Age   Position
------                              ---   -------------------------------------

Menno Wiebe                         55    Chairman of the Board, President & CEO

Dennis W. Mee                       60    Director, Secretary & Treasurer & CFO

Dr. Jack McKinley Wilson,           70    Director

John N. Chigbu                      45    Director


CURRENT OFFICERS, DIRECTORS AND KEY EMPLOYEES

Menno Wiebe has served as a Director, President and CEO since January 2004. Mr. Wiebe earned a BSc (Hons) Geology Degree from University of Manitoba 1970, and a MBA in 1993 from The University of Warwick, England. An international oil industry consultant, from 1999 to 2001, Mr. Wiebe served as CEO of Pertacal Energy Inc., an oil and gas company. From 1991 to 1999, he served as President and General Manager of Hall-Houston Malaysia, an oil exploration and development company and subsidiary of Hall-Houston Oil Company, Inc. Mr. Wiebe was a director of Pertacal Energy Inc. from 1999 to 2001.

Dennis Mee has served as a Director since September 2002, as CFO since February 2003, and Secretary & Treasurer since January 2004. A Chartered Accountant (C.A.), Mr. Mee received the degree while working at the offices of KPMG. Mr. Mee has a Bachelor of Commerce (honors), is a member of both the BC and Ontario Institute of Chartered Accountants, and is a member of F.E.I. (Financial Executives Institute). From 1996 to 2002, Mr. Mee was the CFO of Essentially Yours Investors, a distributor of health products. He was a director of Alantra Ventures, a holding company for a telecommunications firm, from 2001 to 2002. Since 2003, Mr. Mee has been a director of Global Wireless Satellite Networks
(USA), Inc., a company listed on the OTC Bulletin Board. Since 2002. Mr. Mee has been a director of Med-A-Globe International Communications, Inc., a facilitator of medical and educational services and Global. Wireless Satellite Networks, Inc., a satellite telecommunication company.

Jack McKinley Wilson has served as a Director of the Company since the inception in October 1998. Since 1990, Mr. Wilson has been retired from his dental practice. Mr. Wilson attended the University of Washington, graduating with a B.A. Degree in Business Administration in 1956 and received his D.D.S. from the University of Washington in 1964.

John N. Chigbu, Esq. has served as a Director since October 2002. Mr. Chigbu is a Vice President and General Tax Counsel for Crystal Decisions, Inc., a Business Intelligence Software Company based in Palo Alto, California. He is a law graduate of the New York University School of Law (Class of 1994) where he received a Master at Laws (LLM) in 1994. Mr. Chigbu also attended Louisiana Herbert Law Center where he obtained his Juris Doctor Degree, (JD) with Order of the Coif; University of Texas (BA Honors) and London School of Economics in the United Kingdom. Prior to joining Crystal Decisions, John was a Tax Counsel for Chevron Corporation in San Francisco from 1996 to 1999; a Tax Manager and Litigation Supporter for KPMG Peat Marwick, San Francisco from 1994 to 1996. Mr. Chigbu is currently a partner at the Law Offices of Awad & Chigbu, LLP in the San Francisco Bay area.

AUDIT COMMITTEE

The Company's board of directors has determined that it does have an "audit committee financial expert" serving on its board of directors, namely Dennis W. Mee. Mr. Mee is not independent and the board of directors does not have a separately designated audit committee, or committee performing similar functions.

NOMINATING COMMITTEE

The Company has not established procedures by which security holders may recommend nominees to the board of directors nor does the board of directors have a separately designated nominating committee, or committee performing similar functions.

The Company's board of directors does not have a process for security holders to send communications to the board of directors. The board of directors believes the Company's limited size and current level of activity render such a formal process cumbersome and unnecessary.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership with the Securities and Exchange Commission ("SEC") and NASD. Executive officers, directors, and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to
Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file the same during the fiscal year ended December 31, 2003, except that Mr. Paul Minichiello failed to file a Form 3 upon his acquisition of four million common shares in October 2003. No explanation has been given.


CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company believes its limited size, resources, and current level of activity render a code of ethics cumbersome and unnecessary.


ITEM 10. EXECUTIVE COMPENSATION.

The following table summarizes all compensation awarded to, earned by, or paid to the chief executive officer of the Company and other executive officer (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company for each of the Company's last three fiscal years. No other executive officer of the Company received total salary and bonus in excess of $100,000 during any of the last three fiscal years.


Summary Compensation Table

                                                          Long Term Compensation
                       Annual Compensation                Awards                         Payouts
Name and        Year   Salary    Bonus  Other Annual      Restricted     Securities      LTIP       All Other
Principle              ($)       ($)    Compensation ($)  Stock          Underlying      Payouts    Compensation ($)
Position                                                  Award(s) ($)   Options/SARs    ($)
                                                                         (#)
--------------------------------------------------------------------------------------------------------------------
Thorpe,         2003   0         0      0                 0              0               0          0
President (1)   2002   0         0      0                 0              0               0          0
                2001   0         0      0                 0              400,000         0          0

--------------------------------------------------------------------------------------------------------------------

Hennessy,       2003   0         0      0                 0              0               0          0
President (2)   2002   0         0      0                 0              200,000         0          0
                (3)    0         0      0                 0              0               0          0

--------------------------------------------------------------------------------------------------------------------

Cheney,         2003   0         0      0                 0              0               0          0
Secretary &     2002   0         0      0                 0              100,000         0          0
Treasurer (2)   2001   0         0      0                 0              0               0          0

--------------------------------------------------------------------------------------------------------------------

Mee,            2003   0         0      0                 0              0               0          0
CFO             2002   0         0      0                 0              100,000         0          0
                (3)
--------------------------------------------------------------------------------------------------------------------

         (1) Resigned on February 10, 2003
         (2) Terminated subsequent to December 31, 2003.
         (3) Appointed subsequent to December 31, 2001.
         (4) Mee is the beneficial owner of Alpestrine Investments Inc.

The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during fiscal 2003 by each of the Named Executive Officers and the value at December 31, 2003 of unexercised options and SARs held by the Named Executive Officers:


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name                      Shares Acquired on     Value Realized ($)   Number of Securities      Value of Unexercised
                          Exercise (#)                                Underlying Unexercised    In-the Money
                                                                      Options/SARs at FY-End    Options/SARs at
                                                                      (#)                       FY-End ($)

                                                                      Exercisable/Unexercisable Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------------------

Thorpe                    0                      0                    0                         0/0

-------------------------------------------------------------------------------------------------------------------------
Hennessy                  0                      0                    50,000/150,000            0/0

-------------------------------------------------------------------------------------------------------------------------
Cheney                    0                      0                    200,000/0                 0/0

-------------------------------------------------------------------------------------------------------------------------
Mee                       0                      0                    25,000/75,000             0/0

-------------------------------------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

There is no arrangement for the compensation of directors.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

There are currently no employment agreements between the Company and any of its named executive officers.


REPORT ON REPRICING OF OPTIONS/SARs

During the fiscal year ended December 31, 2003, the Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the Named Executive Officers


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the information as at December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Equity Compensation Plan Information

---------------------------------------------------------------------------------------------------------------------
Plan category                   Number of securities to be   Weighted-average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance under
                                warrants and rights          rights                       equity compensation plans
                                                                                          (excluding securities
                                (a)                          (b)                          reflected in column (a))

                                                                                          (c)
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans       0                            0                            0
approved by security holders
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans not   925,000                      $2.30                        75,000
approved by security holders
---------------------------------------------------------------------------------------------------------------------
Total                           925,000                      $2.30                        75,000
---------------------------------------------------------------------------------------------------------------------

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

(a) Security ownership of certain beneficial owners.

The following table sets forth information, as of March 20, 2004, for any person (including any "group") who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities:

----------------------------------------------------------------------------------------------------------
(1)                             (2)                          (3)                          (4)
----------------------------------------------------------------------------------------------------------

Title of Class                  Name and                     Amount and                   Percent of Class
                                Address of Beneficial Owner  Nature of Beneficial Owner

----------------------------------------------------------------------------------------------------------
Common Shares                   ALX Capital Group, Ltd. (1)  1,830,000                    21.48
                                Condor House, 19 West
                                Street North
                                Nassau, Bahamas


Common Shares                   Paul Minichiello             4,100,000 (2)                48.12
                                64 Laurie Crescent
                                West Vancouver, B.C. V7S
                                1B7


Common Shares                   Victor Nikolaev              830,000                      9.74
                                3101 - 1068 Hornby Street
                                Vancouver, B.C.  V6Z 2Y7


Common Shares                   Igor Rybakov                 915,000                      10.74
                                206 - 1234 Pendrell Street
                                Vancouver, B.C.  V6E 1L6


(1) Galina Klotchkova is the beneficial owner of ALX Capital Group, Ltd.
(2) Includes 100,000 shares Mr. Minichiello has the right to acquire within sixty days from options.


(b) Security ownership of management.

The following table sets forth information, as of March 20, 2004, as to each class of equity securities of the Company beneficially owned by all directors, each of the Named Executive Officers, and directors and executive officers of the registrant as a group. Shown in column (3) is the total number of shares beneficially owned and in column (4) the percent of class so owned. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this Report.

----------------------------------------------------------------------------------------------------------
(1)                             (2)                          (3)                          (4)

Title of Class                  Name and                     Amount and                   Percent of Class
                                Address of Beneficial Owner  Nature of Beneficial Owner
----------------------------------------------------------------------------------------------------------
Common Shares                   John Kenneth Thorpe          0                            0
                                10841 Cherry Lane
                                Delta BC V4E 3L7


Common Shares                   William J. Hennessy          0                            0
                                770 Lexington Ave., Suite
                                600
                                New York, NY 10021


Common Shares                   Donald J. Cheney             125,000 (1)                  1.47
                                7061 Dunraven Lane S.W.
                                Port Orchard, WA 98367


Common Shares                   Dennis W. Mee                25,000 (2)                   0.29
                                601 - 15015 Victoria Ave.
                                White Rock, B.C.  V4B 1G2


Common Shares                   Dr. Jack McKinley Wilson     25,000 (3)                   0.29
                                53960 Avenida Montezuma
                                La Quinta, CA  92253


Common Shares                   John N. Chigbu               25,000 (4)                   0.29
                                895 Emerson Street
                                Palo Alto, CA 94301


Common Shares                   Menno Wiebe                   8,000                       0.09
                                310 Garrison Square SW
                                Calgary, AB  T2T 6B3


Common Shares                   Directors and Executive      83,000                       0.97
                                Officers as a group

(1) Includes 100,000 shares Mr. Cheney has the right to acquire within sixty days from options.
(2) Includes 25,000 shares Alpestrine Investments Inc. has the right to acquire within sixty days from options. Mr. Mee is the beneficial owner of Alpestrine Investments Inc.
(3) Includes 25,000 shares Dr. Wilson has the right to acquire within sixty days from options.
(4) Includes 25,000 shares Mr. Chigbu has the right to acquire within sixty days from options.


(c) As of March 20, 2004, there are no arrangements that may result in a change in control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herein:

Exhibit  Description
-------  -----------------------------------------------------------------------

3.1 Certificate of Incorporation of the Company (incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on August 13, 1999).

3.2 By-Laws of the Company (incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on August 13,
         1999).

3.3      Amendment  to  Certificate  of  Incorporation  of  the   Company, Inc.
         (incorporated by reference to the Company's Schedule 14C filed on November 19, 2002)

4.1 Specimen of Common Stock Certificate.(incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on August 13, 1999).

10.1 Company's 1998 Qualified Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form 10KSB filed on January 30, 2002)

10.2     Company's  1998  Non-Qualified   Stock  Option  Plan  (incorporated  by
         reference to the Company's Registration Statement on Form 10KSB filed on January 30, 2002)

31.1     Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of
         1934.

31.2     Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of
         1934.

32 Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.


(b) Reports on Form 8-K filed during the quarter ended December 31, 2003:

No reports on Form 8-K were filed during the quarter ended December 31, 2003.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees for services Tedder, James, Worden & Associates, P.A. provided during fiscal years 2003 and 2002:

                                                     2003             2002
                                                     ------           ------

         Audit Fees (1)                              $12,250          $18,035
         Audit-related fees (2)                      $0               $0
         Tax fees (3)                                $3,330           $4,030
         All other fees (4)                          $0               $0

         Total                                       $15,580          $22,065


(1) Represents fees for professional services provided in connection with the audit of the Company's annual financial statements and review of Company's quarterly financial statements.

(2) During 2003 and 2002, the Company did not incur fees for assurance services related to the audit of the Company's financial statements, which services would be reported in this category.

(3) Represents fees for professional services and advice provided in connection with preparation of federal and state tax returns.

(4) During 2003 and 2002, the Company did not incur any other fees related to the Company's financial statements and other services provided.

Generally, the board of directors approves in advance audit and non-audit services to be provided by Tedder, James, Worden & Associates, P.A. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the board of directors has delegated pre-approval authority to the Company's Secretary & Treasurer for matters which arise or otherwise require approval between regularly scheduled meetings of the board of directors, provided that the Secretary & Treasurer report such approvals to the board of directors at the next regularly scheduled meeting of the board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ZEPPELIN ENERGY, INC.


      Date:  April 13, 2004    /s/ Menno Wiebe
                               ---------------------------
                               Menno Wiebe
                               President & Chief Executive Officer


      Date:  April 8, 2004     /s/ Dennis W. Mee
                               ---------------------------
                               Dennis W. Mee
                               Secretary & Treasurer and Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Menno Wiebe
-------------------------------------
Menno Wiebe, Chairman of the Board                   Date: April 13, 2004



-------------------------------------
John Chigbu, Director                                Date:


/s/ Dennis W. Mee
-------------------------------------
Dennis W. Mee, Director                              Date: April 8, 2004


/s/ Dr. Jack McKinley Wilson
-------------------------------------
Dr. Jack McKinley Wilson, Director                   Date: April 12, 2004

Exhibit 31.1 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934




I, Menno Wiebe, certify that

1. I have reviewed this annual report on Form 10-KSB of Zeppelin Energy, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [omitted in accordance with Section III.E. of SEC Release No. 34-47986] for the registrant and we have:

         a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. [Omitted in accordance with Section III.E. of SEC Release No. 34-47986.]

         c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d. disclosed, if applicable, in this annual report any change in the registrant's internal control over financial reporting that occurred during the periods covered by the report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


April 13, 2004                                By: /s/ Menno Wiebe
                                              ----------------------------------
                                              Menno Wiebe
                                              Chief Executive Officer, President

Exhibit 31.2 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934



I, Dennis W. Mee, certify that

1. I have reviewed this annual report on Form 10-KSB of Zeppelin Energy, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [omitted in accordance with Section III.E. of SEC Release No. 34-47986] for the registrant and we have:

         a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. [Omitted in accordance with Section III.E. of SEC Release No. 34-47986.]

         c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d. disclosed, if applicable, in this annual report any change in the registrant's internal control over financial reporting that occurred during the periods covered by the report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


April 8, 2004                               By:/s/ Dennis W. Mee
                                            ------------------------------------
                                            Dennis W. Mee
                                            Chief Financial Officer, Secretary &
                                            Treasurer

Exhibit 32: Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934




                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-KSB of Zeppelin Energy, Inc. (the "Company") for the period ended December 31, 2003, as filed with the Securities and Exchange Commission as of the date hereof (the "Report"), I, Menno Wiebe, Chief Executive Officer of Zeppelin Energy, Inc., and I, Dennis
W. Mee, Chief Financial Officer of Zeppelin Energy, Inc., hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Zeppelin Energy, Inc.


April 13, 2004                               By:      /s/ Menno Wiebe
                                             -----------------------------------
                                             Menno Wiebe
                                             Chief Executive Officer, President


April 8, 2004                               By:     /s/ Dennis W. Mee
                                            ------------------------------------
                                            Dennis W. Mee
                                            Chief Financial Officer, Secretary &
                                            Treasurer


A signed original of this written statement required by Section 906, or other documentation authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Zeppelin Energy, Inc. and will be retained by Zeppelin Energy, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

This certification "accompanies" the Annual Report on Form 10-KSB to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing of Zeppelin Energy, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Annual Report on Form 10-KSB, irrespective of an general incorporation language contained in such filing).