Form 10QSB
period 2004-03-31
ZEPPELIN ENERGY INC
filed 2004-05-24
CIK 1085203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended
                                 March 31, 2004.


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________


                         Commission File Number 0-26373


                              ZEPPELIN ENERGY INC.
                 (Name of small business issuer in its charter)


            DELAWARE                               98-0196717
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


                             BANKERS HALL WEST TOWER
                          888 3RD STREET SW, 10TH FLOOR
                                   CALGARY, AB
                    ----------------------------------------
                    (address of principal executive offices)


                                     T2P 5C5
                                   ----------
                                   (Zip Code)


                    Issuer's telephone number (403) 444-6901


          --------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal year, if Changed
                               Since Last Report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of May 15, 2004, 8,715,355 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes   [ ]  No [ X ]

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION                                                     3
       Item 1     FINANCIAL STATEMENTS (UNAUDITED)                                 3
       Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       11
       Item 3.    CONTROLS AND PROCEDURES                                         12

PART II - OTHER INFORMATION
       Item 5.    OTHER INFORMATION                                               12
       Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                                13

SIGNATURES                                                                        14

                              ZEPPELIN ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE QUARTER ENDED MARCH 31, 2004


PART 1.     FINANCIAL INFORMATION

            ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                        INTERIM BALANCE SHEET (UNAUDITED) AS OF MARCH 31, 2004

                        INTERIM STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND CUMULATIVE FOR THE PERIOD FROM OCTOBER 2, 1998 (INCEPTION) TO MARCH 31, 2004

                        INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND CUMULATIVE FOR THE PERIOD FROM OCTOBER 2, 1998 (INCEPTION) TO MARCH 31, 2004

                        NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                   (Unaudited)

                                 March 31, 2004

                                       Assets
                                       ------

Current assets:
  Cash                                                                         $               159
                                                                                  -----------------
   Total current assets                                                                        159


 Equipment, net                                                                              3,659
                                                                                   ----------------
   Total assets                                                                $             3,818
                                                                                   ================

                        Liabilities and Stockholders' Deficit
                        -------------------------------------

Current liabilities:
 Accounts payable                                                                         $ 205,295
 Due to related parties                                                                     155,086
 Loan payable                                                                                25,000
 Accrued expenses                                                                            11,711
                                                                                   -----------------
  Total current liabilities                                                                 397,092

 Stockholders' deficit:
  Preferred stock, $.001 par value, 5,000,000 shares
   authorized, none issued                                                                      -
  Common stock, $.001 par value, 95,000,000 shares
   authorized, 8,520,000 shares issued and outstanding                                        8,520
  Additional paid-in capital                                                                122,124
  Deficit accumulated during the development stage                                         (523,918)
                                                                                   -----------------

  Total stockholders' deficit                                                              (393,274)
                                                                                   -----------------

  Total liabilities and stockholders' deficit                                   $             3,818
                                                                                   =================




See the accompanying notes to the financial statements.
                                                                               4

                               ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                 March 31, 2004


                                                                                                    Cumulative for
                                                                                                   the period from
                                                  Three-month              Three-month             October 2, 1998
                                                  period ended             period ended             (inception) to
                                                   March 31,                March 31,                 March 31,
                                                      2004                     2003                      2004
                                              ------------------    ---------------------    -----------------------
Expenses:
     General and administrative
                                              $           22,817                   24,442                    523,918
                                              ------------------    ---------------------    -----------------------

        Net loss                              $          (22,817)                 (24,442)                 (523,918)
                                              ==================    =====================    =======================

     Basic net loss per share                 $            (0.00)                   (0.00)
                                              ==================    =====================

     Weighted average common
        shares outstanding                             8,520,000                8,500,000
                                              ==================    =====================









See the accompanying notes to the financial statements.

                               ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)

                                 March 31, 2004

                                                                                                                   Cumulative for
                                                                                                                  the period from
                                                                        Three-month              Three-month      October 2, 1998
                                                                        period ended            period ended       (inception) to
                                                                         March 31,                March 31,           March 31,
                                                                            2004                    2003                 2004
                                                                        -------------           --------------     -------------
Cash flows from operating activities:
       Net loss                                                       $    (22,817)                (24,442)           (523,918)
       Adjustments to reconcile net loss to net cash used in
          operating activities:
                Depreciation                                                   128                     304               6,286
                Changes in liabilities:
                     Accounts payable                                        3,425                  16,303             205,295
                     Accrued expenses                                        6,582                       4              11,651
                     Bank overdraft                                             -                       60                  60
                                                                        -------------           --------------     -------------
                         Net cash used in operating activities             (12,682)                 (7,771)           (300,626)

Cash flows from investing activities:
        Purchase of equipment                                               (3,787)                      -              (9,945)
                                                                        -------------           --------------     -------------

Cash flows from financing activities:
        Advances from related parties                                       16,886                  33,209             305,502
        Payments to related parties                                           (258)                (25,675)           (150,416)
        Proceeds from loan payable                                              -                       -               25,000
        Proceeds from common stock subscriptions                                -                       -                8,000
        Proceeds from issuance of common stock                                  -                       -              145,000
       Payments for expenses preparatory to an
          offering of the Company's common stock                                -                       -              (22,356)
                                                                        -------------           --------------     -------------

          Net cash provided by financing activities                         16,628                   7,534             310,730
                                                                        -------------           --------------     -------------

          Net increase (decrease) in cash                                      159                    (237)                159

Cash at beginning of period                                                     -                      237                   -
                                                                        -------------           --------------     -------------

Cash at end of period                                                  $       159                      -                  159
                                                                        =============           ==============     =============




See the accompanying notes to the financial statements.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 2004



(1)      Basis of Presentation

         The accompanying unaudited interim financial statements for the three month periods ended March 31, 2004 and 2003 have been prepared by Zeppelin Energy Inc (the "Company") without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2003 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

         All  references  to  dollar   amounts  are  in  US$  unless   otherwise
         identified.

         The Company's interim financial statements have been prepared assuming the Company will continue as a going concern. The Company is currently in its development stage and has expended a substantial amount of funds to date. At March 31, 2004, the Company had a stockholders' deficit of $393,274. The Company needs substantial additional capital to complete its development and to reach an operating stage. Management is contemplating a public or private offering of securities as a means of raising funds to implement its business plans.

         The Company intends to attempt to acquire oil and gas properties, primarily "proved producing and proved undeveloped reserves" in the United States of America, Canada, and other foreign oil producing countries, especially South America. Domestically, the Company will also explore low-risk development drilling and workover opportunities with experienced operators. The Company also hopes to build long-term relationships with strategic partners and institutional investors and capture a significant position in the oil and gas industry in hopes of offering meaningful returns to its shareholders. The Company will attempt to finance oil and gas operations through a combination of privately placed debt and/or equity. There can be no assurance that the Company will be successful in finding financing, or even if financing is found, that the Company will be successful in acquiring oil and/or gas assets that result in profitable operations.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

(1)      Basis of Presentation, Continued

         In view of these conditions, the Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern


(2)      Basic Loss Per Share

         Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period.


(3)      Stock Option Plan

         The Company has a nonqualified stock option plan (the "Plan") pursuant to which up to 1,000,000 shares of its common stock can be set aside to provide certain executives, directors, and other employees or consultants the option to purchase shares of the Company's common stock. The stock options vest at various increments as specified in the respective option agreements. As provided by the Plan, the Board of Directors may waive the vesting provision in whole or in part at any time based on such factors as the Board of Directors determines at its sole discretion. The stock options expire 2, 5, and 10 years from the date of grant or upon termination of employment, retirement, or death.

         As of March 31, 2004 and 2003,  1,025,000 and 1,325,000  stock options, respectively, were outstanding with a weighted-average exercise price of $2.07 and $1.91, respectively, and weighted-average remaining contractual lives of 2.97 and 3.54 years, respectively. As of March 31, 2004 and 2003, 875,000 and 260,833 stock options, respectively, were exercisable at a weighted average exercise price of $2.09 and $1.00, respectively.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)


(3)      Stock Option Plan, Continued

         During the three-month period ended March 31, 2004, the Board of Directors of the Company granted 400,000 nonqualified stock options with exercise prices of $0.50, $1.00, $1.50, and $2.00 for each 100,000 option increment to the Company's chief executive officer. During the three-month period ended March 31, 2004, 300,000 nonqualified stock options were forfeited upon the resignation of two of the Company's officers. No options were exercised or expired during the three-month period ended March 31, 2004. During the three-month period ended March 31, 2003, no options were granted, exercised, forfeited, or expired.

         All of the Company's stock options issued were valued at fair value using an option-pricing model. The fair value of each option issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rates of 2.8% in 2004 and 2003; dividend yield of 0% in 2004 and 2003; volatility factors of the expected market price of the Company's stock of 0% in 2004 and 2003; and the expected life of an option of five years in 2004 and 2003. The weighted fair value at the date of grant for options granted was $0.00 per share. No stock-based compensation costs were charged to operations during the three-month periods ended March 31, 2004 or 2003.


(4)      Employment Agreement

         Effective January 1, 2004, the Company entered into a one-year employment agreement with its chief executive officer. The employment agreement provides for i) a base salary of CDN $2,000 per month, ii) the issuance of 400,000 nonqualified stock options (as discussed in Note 3 above), and iii) a 5% net operating royalty ("NOR") on any and all operations acquired by the Company during the term of the employment agreement. The 5% NOR is calculated based on wellhead revenue less applicable royalties, costs, and fees of operations acquired as described in the employment agreement. At March 31, 2004, $6,578 related to the employment agreement is included in accrued expenses in the accompanying financial statements.

(5)      Subsequent Events

         On April 6, 2004, the Company entered into a Royalty Interest Agreement with its chief executive officer in order to close the Letter of Intent with Ribstone Resources Ltd. In return for CDN$25,000, Wiebe received 50,000 shares of common stock of the Company and a 1.5% gross royalty on the oil and gas production from the lands relating to the Farmin Agreement with Ribstone Resources dated April 22, 2004.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

(5)      Subsequent Events, Continued

         On April 6, 2004, the Company entered into a Royalty Interest Agreement with Sterling Exploration, Inc., a non-affiliate of the Company, in order to close the Letter of Intent with Ribstone Resources Ltd. and to drill a well on the subject lands. In return for $25,000, Sterling Exploration received 67,570 shares of common stock of the Company, a 1.5% gross royalty on the oil and gas production from the lands relating to the Farmin Agreement with Ribstone Resources dated April 22, 2004, and a first right of refusal on any other wells to be drilled on the subject lands.

         On April 21, 2004, the Company issued 77,785 shares of common stock pursuant to a Form S-8 Registration Statement filed on April 12, 2004 with the U.S. Securities and Exchange Commission. These shares of common stock were issued to Sierra Venture Capital Corporation for investor relations services to be provided to the Company in the future.

Item 2. Management's Discussion and Analysis or Plan of Operation

The Company signed a Farmin Agreement with Ribstone Resources Ltd. to acquire 100% of the interests of Ribstone in certain oil and gas leases in the Drayton Valley area of west central Alberta, subject to a 3% Gross Overriding Royalty.

Zeppelin proposes to spud the first earning well on this acreage by mid July 2004 and, in order to fully earn the Ribstone interest, will drill a minimum of three wells. These interests comprise the oil and gas rights down to the Cardium formation, found at approximately 1650 meters (5400 ft) in the area. The Ribstone interest area consists of 1600 acres covering 10 quarter sections. Zeppelin will acquire a 90% interest in approximately 1120 acres (7 quarter sections) and a 30% interest in a further 480 acres (3 quarter sections).

Zeppelin will earn the rights to the Ribstone interests by completing the aforementioned drilling program and making a series of cash payments in a phased and option based manner.

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

In addition to the Ribstone interests, Zeppelin has obtained an option, subject to certain prior rights held by an existing interest holder, to acquire 90% of the Ribstone rights from surface to the Cardium formation in a further 800 acres (5 quarter sections) located immediately to the north of the 1600 acre holding referenced above.

The acreage acquired by Zeppelin overlies the Pembina Oil Field, the largest conventional oil field found in Canada to date and producing more than a billion barrels of oil from the Cardium formation through 5500 wells. The Pembina Field was developed between 1954 and 1965 and, during the course of that activity, and specifically upon the acreage acquired by Zeppelin, more than 20 wells have been drilled. These wells penetrated a significant number of reservoirs, some of which, known as the Paskapoo, Edmonton, and Belly River sands, appear to be hydrocarbon bearing based on evaluations conducted by Zeppelin.

A Belly River gas producer located approximately 2 1/2 miles from the acreage that Zeppelin has acquired tested 5 MMcfpd and has produced more than 100 MMcf and 90,000 Bbl in its two-year life. A Zeppelin review suggests that ten existing wells have log characteristics sufficiently similar to those seen in the nearby producing wells to warrant detailed study and possible redrilling or recompletion. Multiple targets exist in most wells and interpreted aggregate net pay in these wells ranges from 35 ft. to 120 ft.

Two Paskapoo gas producers located less than two miles from the Zeppelin acreage tested 470 and 850 Mcfd, approximately three years ago. These produced at rates of 130 to 350 Mcfpd respectively after approximately two years of production. Zeppelin has identified at least five potential Paskapoo recompletions with interpreted net pay in the range of 20 to 90 ft. in existing wells on the Ribstone acreage.

The Company will continue to acquire high quality oil and gas properties, primarily "proved producing and proved undeveloped reserves" in the United States, Canada, and other foreign oil producing countries, especially South America. Domestically, the Company will also explore low-risk development drilling and work-over opportunities with experienced, strong operators.

Zeppelin sees significant opportunities in acquiring properties with proven producing reserves and undeveloped acreage in fields with a long history of production. The Company will attempt to finance oil and gas operations through a combination of privately placed debt and/or equity. As oil and gas properties become available and appear attractive to the Company's management, funds, when they become available, will be spent on due diligence and research to determine if said prospects could be purchased to provide income for the Company.

It is expected that as funds become available, Zeppelin will add additional staff on an "as required" basis.

Special Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe", "expect", "intend", "estimate", "anticipate", "will", and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections.

All statements addressing events or developments that the Company expects or anticipates will occur in the future, including statements expressing optimism or pessimism about future results (in particular, statements under Part I, Item 2, Management's Discussion and Analysis or Results of Plan), contain forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. In addition, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited: competitive prices pressures, changes in market demand, changing technology, and general economic, financial and business conditions.

Off-Balance Sheet Arrangements
------------------------------

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.


Item 3. Controls and Procedures

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

During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.


PART II - OTHER INFORMATION

Item 5. Other Information

On February 27, 2004, the Company announced the decision to move head office operations to Calgary, Alberta, Canada.

Effective January 1, 2004, the Company signed a one-year employment agreement with Menno Wiebe, the Company's President, that includes a 5% net operating royalty on any and all operations acquired by the Company during the term of the employment agreement.

On April 6, 2004, the Company entered into a Royalty Interest Agreement with Menno Wiebe, the Company's President and CEO, in order to close the Letter of Intent with Ribstone Resources Ltd.. In return for CDN$25,000, Wiebe received 50,000 shares of Common Stock of Zeppelin Energy and a 1.5% gross royalty on the oil and gas production from the lands relating to the Farmin Agreement with Ribstone Resources dated April 22, 2004.

On April 6, 2004, the Company entered into a Royalty Interest Agreement with Sterling Exploration, Inc., a non-affiliate of Zeppelin Energy, in order to close the Letter of Intent with Ribstone Resources Ltd. and to drill a well on the subject lands. In return for US$25,000, Sterling Exploration received 67,570 shares of Common Stock of Zeppelin Energy, a 1.5% gross royalty on the oil and gas production from the lands relating to the Farmin Agreement with Ribstone Resources dated April 22, 2004, and a first right of refusal on any other wells to be drilled on the subject lands.

On April 12, 2004, Leigh Stewart was elected Secretary and a director at a meeting of the Board of Directors. Also, pursuant to the Company's 1998 Stock Option Plan, the Board approved an increase to 1,500,000 shares of Common Stock that may be the subject of Options.

Pursuant to the S-8 Registration Statement dated April 12, 2004, the Company issued 77,785 shares to Sierra Venture Capital Corporation on April 21, 2004.


Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

Exhibit      Description

20.1         Statement to security holders March 2, 2004
20.2         Statement to security holders March 4, 2004
31.1         Certification Pursuant to Rule 13a-14 of the Securities Exchange
             Act of 1934.
31.2         Certification Pursuant to Rule 13a-14 of the Securities Exchange
             Act of 1934.
32 Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.


(b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

1. In a report dated January 10, 2004, the Company announced the election of Menno Wiebe as President, Director, and Chairman of the Board, the election of Dennis W. Mee as Secretary and Treasurer, and the removal of William J. Hennessy and Donald J. Cheney as directors and, subsequently, as officers.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ZEPPELIN ENERGY, INC.


                  Date: May 19, 2004     /s/ Menno Wiebe
                                         ---------------------------
                                         Menno Wiebe
                                         President  and Chief Executive Officer


                  Date: May 19, 2004     /s/ Dennis W. Mee
                                         ---------------------------
                                         Dennis W. Mee
                                         Treasurer and Chief Financial Officer

Exhibit 20.1 Statement to security holders dated March 2, 2004




Zeppelin Energy Moves Head Office To Calgary AB Canada

CALGARY, March 2 - Zeppelin Energy (OTCBB:ZEPE) President/CEO Menno Wiebe announced today his decision to move head office operations to Calgary AB Canada. This decision was ratified by the Board of Directors on February 27, 2004.

"It is critical that we have a presence in an environment where Oil and Gas companies thrive. Calgary is one of the world's largest and most respected petroleum centers. Our ability to conduct meaningful business is greatly enhanced with a Calgary presence", states Wiebe.

About Zeppelin Energy.

Zeppelin Energy is a publicly traded company on the OTC BB ("ZEPE"). Zeppelin Energy is an independent energy company dedicated to the acquisition of proven Oil and Gas properties with specific emphasis in the Western Canadian Basin, Central and South America. Those wishing to learn more about Zeppelin Energy are encouraged to visit www.zeppelinenergy.com or to contact the undersigned.

Certain statements in this news release may contain forward-looking information within the meaning of Rule 175 under the Securities Exchange Act of 1933 and Rule 3b-6 under the Securities Exchange Act of 1934, and are subject to the safe harbor created by those rules. All statements included in this release other than statements of fact are forward-looking statements that involve risks and uncertainties.

Exhibit 20.2 Statement to security holders dated March 4, 2004




Zeppelin Energy Signs Letter of Intent to Farm Into Shallow Gas Properties

CALGARY, March 4 - Zeppelin Energy (OTCBB:ZEPE) announces today that it has entered into a Letter of Intent to farm into shallow oil and gas interests in an area of west central Alberta covering approximately 2320 acres. This acreage has been penetrated by multiple wells which contain log indications that unrecovered gas reserves may exist. Zeppelin proposes to complete due diligence evaluations as well as further geological and engineering studies on the subject interests before completing this transaction.

The acreage which is subject to the Letter of Intent contains potential gas bearing zones in the Belly River and Paskapoo formations. These formations have proven to be productive within two miles of the acreage potentially to be acquired by Zeppelin and occur at depths of less than 4400 ft. Previous and current oil and gas operations in the region have established a comprehensive grid of pipelines and hydrocarbon handling facilities within a mile of the project area.

The potential acquisition relating to the Letter of Intent is part of the ongoing strategy of Zeppelin to establish a firm cash flow base to support the proposed growth of the company in Western Canada and Latin America.

Investors are cautioned that until the due diligence and technical studies are completed and final Zeppelin Board of Directors approval has been received this transaction is not certain to close. Hydrocarbons associated with this project cannot be considered proven until confirmed by drilling. Funding for this project is not firmly established at the date of this press release.

About Zeppelin Energy.

Zeppelin Energy is a publicly traded company on the OTC BB ("ZEPE"). Zeppelin Energy is an independent energy company dedicated to the acquisition of proven Oil and Gas properties with specific emphasis in the Western Canadian Basin, Central and South America. Those wishing to learn more about Zeppelin Energy are encouraged to visit www.zeppelinenergy.com or to contact the undersigned.

Certain statements in this news release may contain forward-looking information within the meaning of Rule 175 under the Securities Exchange Act of 1933 and Rule 3b-6 under the Securities Exchange Act of 1934, and are subject to the safe harbor created by those rules. All statements included in this release other than statements of fact are forward-looking statements that involve risks and uncertainties.

Exhibit 31.1 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934



 I, Menno Wiebe, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Zeppelin Energy, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.  Designed  such internal  control over  financial  reporting,  or caused such
    internal  control  over  financial   reporting  to  be  designed  under  our
    supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.  The  small  business  issuer's  other  certifying   officer(s)  and  I  have
    disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: May 19, 2004

/s/ Menno Wiebe
--------------------
President  and Chief Executive Officer

Exhibit 31.2 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934



 I, Dennis W. Mee, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Zeppelin Energy, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.  Designed  such internal  control over  financial  reporting,  or caused such
    internal  control  over  financial   reporting  to  be  designed  under  our
    supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.  The  small  business  issuer's  other  certifying   officer(s)  and  I  have
    disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: May 19, 2004.

/s/ Dennis W. Mee
------------------
Treasurer and Chief Financial Officer

Exhibit 32: Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934




                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



In connection with the Quarterly Report of Zeppelin Energy, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), Menno Wiebe, Chief Executive Officer of the Company and Dennis W. Mee, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to his knowledge:



(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and



(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Menno Wiebe
---------------------
Menno Wiebe
Chief Executive Officer

May 19, 2004



/s/ Dennis W. Mee
-----------------------
Dennis W. Mee
Chief Financial Officer

May 19, 2004