Form 10QSB
period 2004-06-30
ZEPPELIN ENERGY INC
filed 2004-08-23
CIK 1085203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended
                                 June 30, 2004.


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


                                27 Oakmont Drive
                                Rancho Mirage, Ca
                    ----------------------------------------
                    (address of principal executive offices)


                                      92270
                                   ----------
                                   (Zip Code)


                    Issuer's telephone number (760) 831-0715

                             BANKERS HALL WEST TOWER
                          888 3RD STREET SW, 10TH FLOOR
                              CALGARY, AB, T2P 5C5
         --------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal year, if Changed
                               Since Last Report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of July 31, 2004, 10,335,355 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes   [ ]  No [ X ]

                                TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)... ..................................3
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............ 4
ITEM 3:  CONTROLS AND PROCEDURES.............................................. 8

                           PART II - OTHER INFORMATION
ITEM 1:  LEGAL PROCEEDINGS.................................................... 9
ITEM 2:  CHANGES IN SECURITIES AND USES OF PROCEEDS........................... 9
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES...................................... 9
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................. 9
ITEM 5:  OTHER INFORMATION.................................................... 9
ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.................................... 9
SIGNATURE PAGE................................................................10



                          PART 1. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

                              ZEPPELIN ENERGY INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              Financial Statements
                                   (Unaudited)


                                  June 30, 2004



                                Table of Contents


Financial Statements (Unaudited):

     Balance Sheet (Unaudited) as of June 30, 2004...........................F-1

     Statements of Operations (Unaudited) for the three-month periods and six-month periods ended June 30, 2004 and 2003 and cumulative for the period from October 2, 1998 (inception) to June 30, 2004................F-2

     Statements of Cash Flows (Unaudited) for the six-month periods ended June 30, 2004 and 2003 and cumulative for the period from October 2, 1998
     (inception) to June 30, 2004............................................F-3


Notes to Financial Statements (Unaudited)....................................F-4

                              ZEPPELIN ENERGY INC.
                         (A Development Stage company)

                                 Balance Sheet
                                  (Unaudited)

                                 June 30, 2004

                                     Assets
                                     ------
 Current assets:

        Cash                                                                          $             150
                                                                                   --------------------

            Total current assets                                                                    150


 Equipment, net                                                                                   3,344
                                                                                   --------------------
 Prepaid expenses                                                                               199,375
                                                                                   --------------------
            Total assets                                                              $         202,869
                                                                                   ====================

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
       Accounts payable                                                               $        210,432
       Due to related parties                                                                  144,826
       Loan payable                                                                             25,000
       Accrued expenses                                                                         11,715
                                                                                   --------------------
           Total current liabilities                                                           391,973

Commitments and contingencies (Note 5)

 Stockholders' deficit:
        Preferred stock, $.001 par value, 5,000,000 shares
            authorized, none issued                                                                  -
       Common stock, $.001 par value,  95,000,000 shares
            authorized, 9,465,355 shares issued and outstanding                                  9,465
       Additional paid-in capital
                                                                                               439,239
       Accumulated other comprehensive loss
                                                                                                (1,852)
       Deficit accumulated during the development stage                                       (635,956)
                                                                                    --------------------
           Total stockholders' deficit                                                        (189,104)
                                                                                    --------------------
           Total liabilities and stockholders' deficit                               $         202,869
                                                                                    ====================

See accomanying notes to the financial statements.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage company)

                            Statements of Operations
                                   (Unaudited)

                                  June 30, 2004

                                                                                                                   Cumulative for
                                                                                                                  the period from
                                                                                                                  October 2, 1998
                                             Three-month period ended               Six-month period ended         (inception) to
                                                     June 30,                              June 30,                    June 30,
                                         ----------------------------------     --------------------------------
                                              2004               2003               2004              2003               2004
                                         ----------------    --------------     -------------     --------------  ---------------
Expenses:
       General and administrative

                                          $     122,047            18,518             136,533           42,960            637,808
                                         ----------------    --------------     -------------     --------------     -------------
          Net loss                        $   (122,047)           (18,518)           (136,533)         (42,960)          (637,808)
                                         ================    ==============     =============     ==============     =============



       Basic net loss per share                  (0.01)              -                 (0.02)           (0.01)
                                         ================    ==============     =============     ==============

       Weighted average common
          shares outstanding                  8,982,678         8,500,000           8,982,678        8,500,000
                                         ================    ==============     =============     ==============


See accomanying notes to the financial statements.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage company)

                            Statements of Cash Flows
                                   (Unaudited)

                                  June 30, 2004

                                                                                                                 Cumulative for
                                                                                                                the period from
                                                                  Six-month               Six-month             October 2, 1998
                                                                 period ended            period ended           (inception) to
                                                                   June 30,                June 30,                June 30,
                                                                     2004                    2003                    2004
                                                              ---------------------    ----------------        ----------------
Cash flows from operating activities:

      Net loss                                                $         (136,533)            (42,960)               (637,808)
      Adjustments to reconcile net loss to net cash used in
          operating activities:

              Depreciation                                                   443                 608                   6,601
              Foreign currency translation                                (1,852)                  -                  (1,852)
              Changes in operating assets and liabilities:
                  Prepaid expenses                                      (199,375)                  -                (199,375)
                  Accounts payable                                         8,562              34,496                 210,432
                  Accrued expenses                                         6,586                   8                  11,715
                                                              ---------------------    ----------------        ----------------
                       Net cash used in operating activities            (322,169)             (7,848)               (610,287)

Cash flows from investing activities:
      Purchase of equipment                                               (3,787)                  -                  (9,945)
                                                              ---------------------    ----------------        ----------------

Cash flows from financing activities:

      Proceeds from loan payable                                               -                   -                  25,000
      Advances from related parties                                        6,626              45,947                 295,242
      Payments to related parties                                           (258)            (38,336)               (150,416)
      Proceeds from common stock subscriptions                                 -                   -                   8,000
      Proceeds from issuance of common stock                             319,738                   -                 444,912
      Deposit received on purchase of common stock                             -                   -                  20,000
      Payments for expenses preparatory to an
          offering of the Company's common stock                               -                   -                 (22,356)
                                                               ---------------------    ----------------        ---------------
                  Net cash provided by financing activities              326,106               7,611                 620,382
                                                               ---------------------    ----------------        ---------------


                  Net increase (decrease) in cash                            150                (237)                    150


Cash at beginning of period                                                    -                 237                       -
                                                               ---------------------    ----------------        ---------------

Cash at end of period                                          $             150                   -                     150
                                                               =====================    ================        ===============


See accomanying notes to the financial statements.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

                                  June 30, 2004



(1)      Basis of Presentation

         The accompanying unaudited interim financial statements for the three-month periods and six-month periods ended June 30, 2004 and 2003 have been prepared by Zeppelin Energy Inc. (the "Company") without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2003 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

         All  references  to  dollar   amounts  are  in  US$  unless   otherwise
         identified.

         The Company's interim financial statements have been prepared assuming the Company will continue as a going concern. The Company is currently in its development stage and has expended a substantial amount of funds to date. At June 30, 2004, the Company had a stockholders' deficit of $443,967. The Company needs substantial additional capital to complete its development and to reach an operating stage. Management is contemplating a public or private offering of securities as a means of raising funds to implement its business plans.

         In view of these conditions, the Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.


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

         As of June 30, 2004 and 2003,  1,025,000 and 1,325,000  stock  options, respectively, were outstanding with a weighted-average exercise price of $2.07 and $1.91, respectively, and weighted-average remaining contractual lives of 2.72 and 3.29 years, respectively. As of June 30, 2004 and 2003, 875,000 and 260,833 stock options, respectively, were exercisable at a weighted average exercise price of $2.09 and $1.00, respectively.

         During the three-month periods and six-month periods ended June 30, 2004 and 2003, no options were granted, exercised, forfeited, or expired.

         All of the Company's stock options issued were valued at fair value using an option-pricing model. The fair value of each option issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rates of 2.8% in 2004 and 2003; dividend yield of 0% in 2004 and 2003; volatility factors of the expected market price of the Company's stock of 0% in 2004 and 2003; and the expected life of an option of five years in 2004 and 2003. The weighted fair value at the date of grant for options granted was $0.00 per share. No stock-based compensation costs were charged to operations during the three-month periods and six-month periods ended June 30, 2004 or 2003.


(4)      Employment Agreement

         Effective January 1, 2004, the Company entered into a one-year employment agreement with its chief executive officer. The employment agreement provides for i) a base salary of CDN $2,000 per month, ii) the issuance of 400,000 nonqualified stock options (as discussed in Note 3 above), and iii) a 5% net operating royalty ("NOR") on any and all operations acquired by the Company during the term of the employment agreement. The 5% NOR is calculated based on wellhead revenue less applicable royalties, costs, and fees of operations acquired as described in the employment agreement. At June 30, 2004, $6,578 related to the employment agreement is included in accrued expenses in the accompanying financial statements. The agreement was terminated during the three months ended June 30, 2004.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)


(5)      Contingency

         In June 2004, the Company was made aware of a purported claim related to non-payment for services. In the opinion of management, the ultimate disposition of this matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity and, as such, no accrual has been made in the accompanying financial statements.


(6)      Subsequent Events

         On August 4, 2004, the Company acquired all of the outstanding shares of Rocket Technologies Inc. (herein "Rocketinfo") in exchange for eight million (8,000,000) shares of Zeppelin common stock, and cash payments in the amount of $400,000.
         Rocketinfo is a leading provider of Internet-based search, competitive and business intelligence solutions that enable event and information driven enterprises to become more agile and efficient. On August 5, 2004, the Company's directors, after having received written approval from at least 51% of Company's shareholders entitled to vote, signed a Unanimous Consent authorizing the change of Company's name to Rocketinfo Inc. In conjunction with the name change, the Company will also change its CUSIP Number and its stock trading symbol.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Business Strategy
-----------------
The Company previously signed a Farmin Agreement with Ribstone Resources Ltd. to acquire 100% of the interests of Ribstone in certain oil and gas leases in the Drayton Valley area of west central Alberta, subject to a 3% Gross Overriding Royalty. In addition to the Ribstone interests, Zeppelin has obtained an option, subject to certain prior rights held by an existing interest holder, to acquire 90% of the Ribstone rights from surface to the Cardium formation in a further 800 acres (5 quarter sections) located immediately to the north of the 1600 acre holding referenced above. As a result of certain disclosure issues regarding the Farmin Agreement and the option, the Company has delayed expending further funds until the matters in question have been resolved.

As a direct result of the Company's ongoing exploration of 3G wireless microwave products and other software products the Registrant has entered into an agreement on August 4th, 2004 to acquire all of the outstanding shares of Rocket Technologies Inc. (herein "Rocketinfo") in exchange for Eight Million (8,000,000) shares of Zeppelin common stock, and cash payments in the amount of Four Hundred Thousand Dollars ($400,000).

Rocketinfo is a leading provider of Internet-based search, competitive and business intelligence solutions that enable event and information driven enterprises to become more agile and efficient. At the core of the Rocketinfo offering is a robust, proprietary search engine. Based upon this foundation, they provide a range of business information products and services to the enterprise, government and consumer markets. Rocketinfo has embraced the emerging convergence in these markets of new standards in Web Services, XML and RSS. Rocketinfo's new product, the Rocketinfo Enterprise Message Broker (Rocketinfo EMB) has been developed to take advantage of these new market opportunities. Rocketinfo EMB provides customers with the ability to bridge access to disparate internal and external data sources and enable a truly event-driven organization, increase returns on current technology investments and deliver significant competitive advantage.

Internet and Intranet Search Technology
---------------------------------------
Rocketinfo has developed a complete search engine system including web robots, data storage, search definition, retrieval and document ranking systems. The search engine system components work together providing the tools to scrape, index and compress network based unstructured/structured data at regular intervals. Web based and application programming interfaces (i.e. XML, SOAP) allow for complex search query submission. The Rocketinfo document rank subsystem yields highly relevant results using a combination of keyword and parametric analysis.

The Rocketinfo Search Engine Server provides excellent performance on commodity Intel or Sparc-based servers running Linux, Solaris or Microsoft NT. The search engine is lightweight enough to be deployed as a stand-alone server for corporate use or in a cluster of servers in a high volume public search engine environment. The Rocketinfo Search Engine Server provides the same quality results as it competitors at a fraction of the cost.

Enterprise Products
-------------------
Rocketinfo Competitive Intelligence
Rocketinfo Competitive Intelligence is a web-based search definition and content distribution system targeted at the enterprise marketplace, specifically for use in competitive intelligence research and media monitoring. This product allows corporate customers to define complex search topics using traditional Boolean search terms and parametric data. Further topic refinement is performed using a document rank and proprietary learning engine. Automated distribution of content is provided as daily emails, alerts, direct to web portals or as a form of XML such as RSS.

Rocketinfo Enterprise Message Broker
Rocketinfo EMB is a comprehensive and turnkey Enterprise Message Broker solution, that includes java-based middleware (available on Linux, Solaris, HP-UX or Windows 2000), security, data conversion proxies (i.e. SQL to XML, SMTP to XML, POP3 to XML, HTML to XML), web-based administration, web-based search definition, schedulers and client interfaces for 3rd party developers, RSS Readers, Email, Wireless devices and Smart Clients. Rocketinfo EMB provides customers with the ability to securely bridge access to disparate internal and external data sources and enable a truly event-driven organization, increase returns on current technology investments and deliver significant competitive advantage.

Web Services
Rocketinfo Web Services provide customers and business partners with platform independent programmatic interfaces using HTTP, XML and SOAP standards. These interfaces allow customers to define the specific content they want and receive search results in non-proprietary formats. Rocketinfo Web Services provide business partners with the tools to integrate Rocketinfo's search functionality into their own proprietary applications and services.

RSS Reader Server
The RSS Reader Server developed by Rocketinfo is a lightweight, high-performance platform that can host ten of thousands of users using the RSS Reader, all operating off the same inexpensive computer. The RSS Reader Server uses proprietary preemptive caching technology to minimize computing and network resources while maintaining robust end user performance. This combination of end user functionality and low deployment overhead makes the product ideal both as a high-volume, high-load, free Internet service, and as a news, information and communication platform in larger enterprises.

Consumer Products
-----------------

RocketNews.com
In order to showcase the search result accuracy, low cost of deployment and scalability of our technologies, Rocketinfo Inc. launched RocketNews in October 2000. RocketNews is one of the first current news search engines on the Internet (www.rocketnews.com). Powered by Rocket's core search technology, the public site provides a completely software-driven breaking news portal updated every 15 minutes. Users are able to search for news from 11,000 Internet news sites, using a combination of advanced Boolean expressions and parametric controls. RocketNews handles several million search requests a month, using a cluster of only three Intel-based Dell servers. Calculated over one year, the cost per search request, including equipment and network connectivity, is approximately
0.0001875 cents. RocketNews was nominated for best News Search Engine in 2003 and for a Webby Award for best Internet News Site in 2004.

Rocketinfo RSS Reader
Rocketinfo has developed a web-based RSS Reader capable of managing and viewing hundreds of feeds for each individual user. The RSS Reader is able to process RSS feeds published in the 0.91, 1.0 and 2.0 standards as well as the newer ATOM publishing standard. The reader provides a number of features not found in competing products including search tools for finding RSS feeds and the ability to create personalized feeds. The Rocketinfo RSS Reader has been deployed as a free service (http://reader.rocketinfo.com) since March 2004. More than 12,000 users have signed up for the service with an average of 75 new accounts per day.

Rocketinfo Desktop
Designed for the single researcher, this java-based, cross-platform tool incorporates all the search and refinement technology of our enterprise offering, the full feature set of our popular Rocketinfo RSS Reader, access to the full RocketNews database and proprietary content from IDC and the Gartner Group as well as leading book retailers. The Rocketinfo Desktop also has features to archive and email relevant articles.

The Registrant utilizes the services of its Officers and Directors and experienced industry consultants to conduct business. During the reporting period, the Company has been attempting to negotiate sales agreements for the oil and gas assets and to acquire related businesses. Additionally, the Company has been attempting to negotiate financing with which to continue its business operations. The Company will not be able to pursue any further business ventures if it is not able to secure additional financing.

Over the last twelve months, management has taken the steps described above to create a successful business model for the Registrant. Management responded to the lack of sales revenue with the suspension of the previous oil and gas business activities, restructuring debt and limited targeted marketing efforts related to the new Rocketinfo business model. Management has also decided not to hire an additional direct sales force and has instead chosen to work with consultants and organizations that can provide a sales force to the registrant without an ongoing cash outlay. Management believes that cash flow from operations related to the new business model, which is projected to grow substantially when financing is received, will be sufficient to allow the Registrant to continue in business in 2004 and beyond if the Company is able to secure additional financing.

The Registrant incurred a net loss of approximately $48,841 for the three months ended June 30, 2004. The Registrant's total liabilities exceed its total assets by approximately $443,967 as of June 30, 2004. These factors create doubt about the Registrant's ability to continue as a going concern without additional financing. The Registrant's management has been operating the new business ventures as described above. There is no assurance that the new business ventures or directions will prove as successful as anticipated. The Registrant will also seek additional sources of capital through the issuance of debt and equity financing.

The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's plan. The financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

Plan of Operations
------------------

For the period from the Registrant's inception through the end of the reporting period, the Registrant has received no revenues. Operating activities during the quarter have been related primarily to establishing the management and operating infrastructure, as well as the negotiation and execution of the above described agreements with Rocketinfo. The Registrant will, as described above, attempt to implement operations described above to participate in the search sector and marketing of related infrastructure services and also continue to seek new business opportunities for the Company.

The Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future or operate at a profitable level. In order to succeed, the Registrant must obtain customers and generate sufficient revenues so that it can profitably operate. The Registrant in its previous business ventures has been unable to successfully establish and implement and successfully execute its business and marketing strategy. The registrant has limited operating history in the search sector.

General and administrative expenses
-----------------------------------

General and administrative expenses consist of expenses related to general corporate functions including marketing expenses, professional and consultant service expenses, development costs and travel. The Registrant expects general and administrative expenses to increase as it commences development of Rocketinfo.

General and administrative expenses totaled $122,047 for the three months ending June 30, 2004, compared to $18,518 for the three months ending June 30, 2003. General and administrative expenses totaled $136,533 for the six months ending June 30, 2004, compared to $42,960 for the six months ending June 30, 2003. This increase was due to an increase in organization and marketing costs associated with the movement into the search software business and the write-off of the farmin agreement.

Net Loss
--------

The Registrant incurred a net loss of $136,533 for the six months ending June 30, 2004, compared to net loss of $42,960 in the six months ending June 30, 2003.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2004, the Registrant's sole liquid asset consisted of cash. As of June 30, 2004, the Registrant has cash in the amount of $150, compared to cash in the amount of $0 on December 31, 2003. The Registrant has total liabilities in the amount of $447,461 as of June 30, 2004, compared to $370,457 as of December 31, 2003.

As of June 30, 2004, the Registrant had a working capital deficit of $391,973 and an adjusted accumulated deficit of $635,956. This figure raises doubt about the Registrant's ability to continue as a going concern without additional financing.

Current funds available to the Registrant are inadequate for it to be competitive in the areas in which it intends to operate. The Registrant will need to raise additional funds in order to fully implement its business plan and is currently in the process of raising such funds. The Registrant will attempt to raise approximately $1,000,000 in additional funds over the next 12 months through private placements; however, there can be no assurance that the

Registrant will be successful in raising such additional funds. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. While the Registrant has been successful in raising funds to date, there is no assurance that the Registrant will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Registrant. If the Registrant cannot obtain needed funds, it may be forced to curtail or cease its activities.

If additional shares are issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant. A large portion of the Registrant's financing to date has been through the issuance of shares or through equity financing with share based collateral. There can be no assurances that the Registrant will become self-sufficient. Therefore, the Registrant may continue to issue shares to further the business, and existing shareholders may suffer a dilutive effect on the price of their shares as well as a loss of voting power in the Registrant.

Item 3.           Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Mr. Gary Campbell, and the Company's Chief Financial Officer, Mr. Karl Harz. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls
-----------------------------------------------------

The Company's management, including the CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
None

Item 2.           Changes in Securities and Uses of Proceeds
None.

Item 3.           Defaults upon Senior Securities
None.

Item  4. Submission of Matters to a Vote of Security  Holders
No matters were submitted for a vote to our security holders during the reporting period.

Item  5.          Other  Information
None.

Item  6.          Exhibits and Reports on Form 8-K.
(a)      Exhibits


Exhibit Number          Description
--------------------------------------------------------------------------------

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------
31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------
32. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

(b)      Reports on Form 8-K

      On June 14, 2004, the Company filed a Current Report on Form 8-K to disclose that Gary Campbell, Frank C. Mashburn, Kevin Wetherbee and Karl Harz were elected members of the Board of Directors and Gary Campbell and Frank Mashburn were appointed Chief Executive Officer and President respectively of the Corporation.

      On August 10th, 2004 the Company filed a Current Report on Form 8-K to disclose that the Company had entered into an agreement to acquire all the outstanding shares of Rocketinfo and that the Registrant's directors, after having received written approval from at least 51% of Registrant's shares entitled to vote, signed a Unanimous Consent authorizing the change of Registrant's name to Rocketinfo Inc. In conjunction with the name change, the Registrant will also change its CUSIP Number and its symbol.

SIGNATURES
In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Zeppelin Energy Inc.

                              /s/ Gary Campbell
                              --------------------------------------------------
                              By: Gary Campbell Chief Executive Officer/Director
                              Date: August 22, 2004


                              /s/ Karl Harz
                              --------------------------
                              By: Karl Harz CFO/Director
                              Date August 22, 2004

                                 CERTIFICATIONS

I, Gary Campbell, certify that;

(1)      I have reviewed this quarterly report on Form 10-QSB of Zeppelin Energy
         Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this
                  report  our  conclusions   about  the   effectiveness  of  the
                  disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's i nternal control over financial reporting.

Date:   August 22, 2004

        /s/ Gary Campbell
-----------------------------------
By:      Gary Campbell
Title:   Principal Executive Officer

                                 CERTIFICATIONS

I, Karl Harz, certify that;

(1)      I have reviewed this quarterly report on Form 10-QSB of Zeppelin Energy
         Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this
                  report  our  conclusions   about  the   effectiveness  of  the
                  disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:   August 22, 2004

         /s/ Karl Harz
-----------------------------------
By:      Karl Harz
Title:   Principal Financial Officer

                                CERTIFICATION OF
                           CHIEF EXECUTIVE OFFICER AND
                             CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report on Form 10-QSB of Zeppelin Energy Inc. for the quarter ended June 30, 2004, I certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) the Quarterly Report on Form 10-QSB of Zeppelin Energy Inc. for the quarter ended June 30, 2004 fully complies with the requirements of
         Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, fairly presents in all material respects, the financial condition and results of operations of Zeppelin Energy Inc.

                  /s/ Gary Campbell
By:               -----------------------
Name:             Gary Campbell
Title:            CHIEF EXECUTIVE OFFICER
Date:             August 22, 2004



                  /s/ Karl Harz
By:               -----------------------
Name:             Karl Harz
Title:            Chief Financial Officer
Date:             August 22, 2004