Form 10QSB
period 2004-09-30
Rocketinfo Inc.
filed 2004-11-15
CIK 1085203

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004.


 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from _________________ to ___________


                         Commission File Number 0-26373


                                 ROCKETINFO INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


            DELAWARE                                    98-0196717
------------------------------             ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                       27 Oakmont Drive, Rancho Mirage, Ca
                    ----------------------------------------
                    (address of principal executive offices)


                                      92270
                                   ----------
                                   (Zip Code)

                    Issuer's telephone number (877) 511-4636

                              Zeppelin Energy Inc.
                             Bankers Hall West Tower
               888 3rd Street SW, 10th Floor, Calgary, AB, T2P 5C5
         --------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal year, if Changed
                               Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.      Yes [ X ] No [ ]

As of October 31, 2004, 20,959,730 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check one):     Yes [ ]   No [X]


                                TABLE OF CONTENTS

                                                                           Page
PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED).................................... 2
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........... 3
ITEM 3:  CONTROLS AND PROCEDURES............................................. 8

                           PART II - OTHER INFORMATION
ITEM 1:  LEGAL PROCEEDINGS................................................... 9
ITEM 2:  CHANGES IN SECURITIES AND USES OF PROCEEDS.......................... 9
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES..................................... 9
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 9
ITEM 5:  OTHER INFORMATION................................................... 9
ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K................................... 9
SIGNATURE
PAGE.........................................................................10


                          PART 1. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

                                ROCKETINFO, INC.
                         (FORMERLY ZEPPELIN ENERGY INC.)
                          (A DEVELOPMENT STAGE COMPANY)


                              Financial Statements
                                   (Unaudited)


                               September 30, 2004



                                Table of Contents
                                -----------------

Financial Statements (Unaudited):
     Balance Sheet (Unaudited) as of September 30, 2004...........................................................F-1

     Statements of Operations (Unaudited) for the three-month periods and nine-month periods ended September 30, 2004 and 2003 and cumulative for the period from October 2, 1998 (inception) to September 30, 2004.......................................................F-2

     Statements  of Cash Flows  (Unaudited)  for the  nine-month  periods  ended
     September 30, 2004 and 2003 and cumulative for the period from
     October 2, 1998 (inception) to September 30, 2004............................................................F-3

     Statements of Stockholders' Equity (Unaudited) for the period from
     October 2, 1998 (inception) to September 30, 2004............................................................F-4

Notes to Financial Statements (Unaudited).........................................................................F-5

                               ROCKETINFO INC.
                         (FORMELY ZEPPELIN ENERGY INC)
                         (A Development Stage Company)

                                 Balance Sheet
                                  (Unaudited)

                                                                               September 30          December 31
                                                                                   2004                 2003
                                                                             -----------------     ----------------
                                      Assets
                                      ------
 Current assets:                                                              $    17,422                $        -
        Cash                                                                 ------------------     ----------------
            Total current assets                                                   17,422                         -

 Other assets:
        Deferred expenses                                                         610,854                         -
        Deposit on Rocketinfo-Canada                                          $   200,000                $        -
                                                                             ==================     ================
            Total other assets                                                    810,854                         -


            Total assets                                                      $   828,276                $        -
                                                                             =================     ================

                       Liabilities and Stockholders' Equity
                       ------------------------------------

Current liabilities:
       Accounts payable                                                       $     6,288                $ 201,870
       Due to related parties                                                     156,979                  138,458
       Loan payable                                                                     -                   25,000
       Accrued expenses                                                                 -                    5,129
                                                                             -----------------     ----------------
           Total current liabilities                                              163,267                  370,457


Commitments and contingencies (Note 5)

 Stockholders' equity:
        Preferred stock, $.001 par value, 5,000,000 shares
            authorized, none issued                                                     -                        -
       Common stock, $.001 par value,  95,000,000 shares
            authorized, 20,585,358 shares and
            8,520,000 shares issued and outstanding                                20,585                    8,520
       Additional paid-in capital                                               5,788,019                  122,124
       Subscriptions receivable                                                (4,000,000)                       -
       Deficit accumulated during the development stage                        (1,143,595)                (501,101)
                                                                             -----------------     ----------------
           Total stockholders' equity                                             665,009                 (370,457)
                                                                             -----------------     ----------------

           Total liabilities and stockholders' equity                         $   828,276                $       -
                                                                             =================     ================



See accompanying notes to the financial statements

                                ROCKETINFO INC.
                         (FORMELY ZEPPELIN ENERGY INC)
                         (A Development Stage Company)


                            Statements of Opereations
                                  (Unaudited)


                           September 30, 2004 and 2003

                                                                                                               Cumulative for
                                                                                                               the period from
                                     Three-month period ended             Nine-month period ended              October 2, 1998
                                           September 30,                        September 30,                  (inception) to
                              -----------------------------------    ----------------------------------         September 30,
                                    2004               2003                  2004               2003              2004
                              -----------------    --------------    ---------------     --------------   ---------------------
General and administrative

                               $     498,219             9,514              642,494             52,474             1,143,595
                              -----------------    --------------     ---------------     --------------  ---------------------
      Net loss                 $    (498,219)           (9,514)            (642,494)           (52,474)           (1,143,595)
                              =================    ==============     ===============     ==============  =====================



Basic net loss per share               (0.04)               -                 (0.04)            (0.01)
                              =================    ==============     ===============     ==============

Weighted average common
      shares outstanding          13,234,019         8,513,261           14,542,680          8,500,000
                              =================    ==============     ===============     ==============



See accompanying notes to the financial statements

                                 ROCKETINFO INC.
                          (FORMELY ZEPPELIN ENERGY INC)
                          (A Development Stage Company)


                            Statements of Cash Flows
                                   (Unaudited)


                           September 30, 2004 and 2003

                                                                                                                Cumulative for
                                                                                                               the period from
                                                                      Nine-month          Nine-month           October 2, 1998
                                                                     period ended        period ended           (inception) to
                                                                     September 30,        September 30,          September 30,
                                                                         2004                 2003                    2004
                                                                  -------------------    ------------------   ------------------
Cash flows from operating activities:
                                                                 $      (642,494)                 (52,474)          (1,143,595)
      Net loss
      Adjustments to reconcile net loss to net cash used in
          operating activities:
              Depreciation                                                     -                      912                   -
              Changes in operating assets and liabilities:
                   Deferred expenses                                    (610,854)                                     (610,854)
                   Deposit on Rocketinfo-Canada                         (200,000)                                     (200,000)
                   Accounts payable                                     (195,582)                  56,202                6,288
                   Accrued expenses                                       (5,129)                      12                    -
                                                                  --------------------   -------------------   -----------------
           Net cash provided (used) in operating activities           (1,654,059)                   4,652           (1,948,161)

Cash flows from investing activities:
      Equipment                                                                -                        -                    -
                                                                  --------------------   -------------------   -----------------
           Net cash provided (used) in investing activities                    -


Cash flows from financing activities:
      Loans payable                                                      (25,000)                       -                    -
      Related parties                                                     18,521                   (4,889)             156,979
      Proceeds from issuance of common stock                           5,677,960                        -            5,808,604
      Subscriptions receivable                                        (4,000,000)                       -           (4,000,000)
                                                                  -------------------    ------------------    -----------------
            Net cash provided (used) by financing activities           1,671,481                   (4,889)           1,965,583
                                                                  --------------------   ------------------    -----------------
                         Net increase (decrease) in cash                  17,422                     (237)              17,422

Cash at beginning of period                                                    -                      237                     -
                                                                  --------------------   -------------------   -----------------
                                                                 $        17,422                        -               17,422
Cash at end of period                                             ====================   ===================   =================




See accompanying notes to the financial statements

                                 ROCKETINFO INC.
                          (FORMELY ZEPPELIN ENERGY INC)
                          (A Development Stage Company)


                       Statements of Stockholders' Equity
                                   (Unaudited)

                                    Issued                    Subscribed
                             Common        Common        Common         Common  Additional  Accumulated Subscriptions  Total
                             Stock         Stock          Stock         Stock     aid-In     (Deficit)    Receivable
                             Shares        Amount$        Shares        Amount$   Capital$        $            $         $
                          ============  =============  ============  =========== =========== ============ ========== ==========
Inception (Octber 2, 1998)          -             -             -             -           -            -          -          -

Issuance of common stock    2,000,000         2,000                                                                      2,000

Issuance of common stock
subscriptions                                            6,000,000         6,000                             (5,488)       512

Net Loss                                                                                            (426)                  (426)
                          ------------  -------------  ------------- ----------- ----------- ------------ ---------- ----------
Balance December 31,1998    2,000,000         2,000      6,000,000         6,000          -         (426)    (5,488)      2,086

Issuance of stock to
subscribers                 6,000,000         6,000     (6,000,000)       (6,000)                             5,488       5,488

Issuance of common stock
through
Regulation D offering         500,000           500                                  102,144                            102,644

Net loss                                                                                        (259,663)              (259,663)
                          ------------  -------------  ------------- ----------- ----------- ------------ ---------- ----------
Balances December 31,1999   8,500,000         8,500                                  102,144    (260,089)              (149,445)

Net loss                                                                                         (80,401)               (80,401)
                          ------------  -------------  ------------- ----------- ----------- ------------ ---------- ----------
Balances December 31, 2000  8,500,000         8,500                                  102,144    (340,490)              (229,846)

Net Loss                                                                                         (36,509)               (36,509)
                          ------------  -------------  ------------- ----------- ----------- ------------ ---------- ----------
Balances December 31, 2001  8,500,000         8,500                                  102,144    (376,999)              (266,355)

Net loss                                                                                         (65,167)               (65,167)
                          ------------  -------------  ------------- ----------- ----------- ------------ ---------- ----------
Balances December 31, 2002  8,500,000         8,500                                  102,144    (442,166)              (331,522)

Issuance of common stock       20,000            20                                   19,980                             20,000

Net loss                                                                                         (58,935)               (58,935)
                          ------------  -------------  ------------- ----------- ----------- ------------ ---------- ----------
Balances December 31, 2003  8,520,000         8,520                                  122,124    (501,101)              (370,457)
                          ============= =============  ============= =========== =========== ============ ========== ==========

Net loss                                                                                         (19,514)               (19,514)
                          ------------- -------------  ------------- ----------- ----------- ------------ ---------- ----------
Balances March 31, 2004     8,520,000         8,520                                  122,124    (520,615)              (389,971)

Issuance of common stock      945,355           945                                  317,115                            318,060

Net loss                                                                                        (124,761)              (124,761)
                          ------------- -------------  ------------- ----------- ----------- ------------ ---------- -----------
Balances June 30, 2004      9,465,355         9,465                                  439,239    (645,376)              (196,672)

Issuance of common stock   11,120,003        11,120                                5,348,780              (4,000,000) 1,359,900

Net loss                                                                                        (498,219)              (498,219)
                          ------------- -------------  ------------- ----------- ----------- ------------ ---------- -----------
Balances September 30,2004 20,585,358        20,585                                5,788,019  (1,143,595) (4,000,000)   665,009



See accompanying notes to the financial statements

                                ROCKETINFO, INC.
                         (FORMERLY ZEPPELIN ENERGY INC.)
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 2004


(1)      Basis of Presentation

         The accompanying unaudited interim financial statements for the three-month periods and nine-month periods ended September 30, 2004 and 2003 have been prepared by Rocketinfo, Inc. (formerly Zeppelin Energy Inc.) (the "Company") without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2003 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

         All  references  to  dollar   amounts  are  in  US$  unless   otherwise
         identified.

         The Company's interim financial statements have been prepared assuming the Company will continue as a going concern. The Company is currently in its development stage and has expended a substantial amount of funds to date. At September 30, 2004, the Company had a stockholders' equity of $665,009. The Company needs substantial additional capital to complete its development and to reach an operating stage. Management is contemplating a public or private offering of securities as a means of raising funds to implement its business plans.

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

(2)      Basic Loss Per Share

         Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. There are no dilutive shares outstanding.

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

         As of  September  30,  2004 and 2003,  1,025,000  and  1,325,000  stock options, respectively, were outstanding with a weighted-average exercise price of $2.07 and $1.91, respectively, and weighted-average remaining contractual lives of 2.68 and 3.27 years, respectively. As of September 30, 2004 and 2003, 875,000 and 260,833 stock options, respectively, were exercisable at a weighted average exercise price of $2.09 and $1.00, respectively.

         During the three-month periods and nine-month periods ended June 30, 2004 and 2003, no options were granted, exercised, forfeited, or expired.

         All of the Company's stock options issued were valued at fair value using an option-pricing model. The fair value of each option issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rates of 2.8% in 2004 and 2003; dividend yield of 0% in 2004 and 2003; volatility factors of the expected market price of the Company's stock of 0% in 2004 and 2003; and the expected life of an option of five years in 2004 and 2003. The weighted fair value at the date of grant for options granted was $0.00 per share. No stock-based compensation costs were charged to operations during the three-month periods and nine-month periods ended September 30, 2004 or 2003.

(4)      Employment Agreement

         Effective January 1, 2004, the Company entered into a one-year employment agreement with a former chief executive officer. The employment agreement provided for i) a base salary of CDN $2,000 per month, ii) the issuance of 400,000 nonqualified stock options (as discussed in Note 3 above), and iii) a 5% net operating royalty ("NOR") on any and all operations acquired by the Company during the term of the employment agreement. The 5% NOR is calculated based on wellhead revenue less applicable royalties, costs, and fees of operations acquired as described in the employment agreement. The agreement was terminated during the second quarter of 2004.

                              ZEPPELIN ENERGY INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

(5)      Contingency

         In June 2004, the Company was made aware of a purported claim related to non-payment for services. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position, results of operations or liquidity and, as such, no accrual has been made in the accompanying financial statements.

(6)      Acquisition of Rocketinfo-Canada

         On August 4, 2004, the Company signed an agreement to acquire all of the outstanding shares of Rocket Technologies Inc. ("Rocket") in exchange for eight million (8,000,000) shares of Rocketinfo common stock, and cash payments in the amount of $400,000. As of September 30, 2004, the Company had not completed its obligations under this agreement and as such this acqusition is not being treated as consumated. Management expects closing to take place during the fourth quarter of 2004.
         Rocket is a leading provider of Internet-based search, competitive and business intelligence solutions that enable event and information driven enterprises to become more agile and efficient. On August 5, 2004, the Company's directors, after having received written approval from at least 51% of Company's shareholders entitled to vote, signed a Unanimous Consent authorizing the change of Company's name to Rocketinfo Inc. In conjunction with the name change, the Company will also change its CUSIP Number and its stock trading symbol.

(7)      Subsequent Events

         The Company has remitted another $50,000 deposit payment towards the purchase of Rocket Technologies Inc.

(8)      Income Taxes

         The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

         SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset at 12/31/03 is $75,165, which is calculated by multiplying a 15% federal estimated tax rate by the cumulative NOL of $501,101. The total valuation allowance is a comparable $75,165.

         The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                                                        12/31/03       12/31/02       12/31/01
         Deferred Tax Asset                                              $75,165        $66,325        $56,550
         Less Valuation Account                                          (75,165)       (66,325)       (56,550)
                                                                      ----------     ----------     ----------
         Net deferred tax asset                                                0             0               0
                                                                      ----------       ----------   ----------
         Net change in deferred taxes                                          0              0              0
         Current taxes payable
                  Federal                                                      0              0              0
                  State                                                        0              0              0
                                                                      ----------      ---------      ---------

         Provision for Income Taxes                                            0              0              0
                                                                      ----------      ---------      ---------

         Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

         Year                              Amount                Expiration
         1998                                 426                      2018
         1999                             259,663                      2019
         2000                              80,401                      2020
         2001                              36,509                      2021
         2002                              65,167                      2022
         2003                              58,935                      2023
                                   --------------

         Total NOL at 12/31/03           501,101
                                   --------------

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

Rocketinfo RSS Reader
---------------------

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

Rocketinfo Desktop
------------------

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

The Registrant incurred a net loss of approximately $498,219 for the three months ended September 30, 2004. The Registrant's total assets exceed its total liabilities by approximately $665,009 as of September 30, 2004. These factors create doubt about the Registrant's ability to continue as a going concern without additional financing. The Registrant's management has been operating the new business venture as described above. There is no assurance that the new business venture or directions will prove as successful as anticipated. The Registrant will also seek additional sources of capital through the issuance of debt and equity financing.

The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's plan. The financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

Plan of Operations
------------------

For the period from the Registrant's inception through the end of the reporting period, the Registrant has received no revenues. Operating activities during the quarter have been related primarily to establishing the management and operating infrastructure, as well as the negotiation and execution of the above described agreements with Rocketinfo and the commencement of marketing activities related to the Rocketinfo suite of search, competitive intelligence and business intelligence products. The Registrant will continue to implement operations described above to participate in the search sector and the marketing of related infrastructure services.

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

General and administrative expenses totaled $_498,219_for the three months ending September 30, 2004, compared to $_9,514_for the three months ending September 30, 2003. General and administrative expenses totaled $_642,294_for the nine months ending September 30, 2004, compared to $_52,474_for the nine months ending September 30, 2003. This increase was due to an increase in organization and marketing costs associated with the movement into the search software business and the write-off of the Oil and Gas Farmin agreement.

Net Loss
--------

The Registrant incurred a net loss of $498,219 for the nine months ending September 30, 2004, compared to net loss of $9,514 in the six months ending September 30, 2003.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2004, the Registrant's sole liquid asset consisted of cash. As of September 30, 2004, the Registrant has cash in the amount of $17,422, compared to cash in the amount of $0 on December 31, 2003. The Registrant had other assets consisting of Deferred Expenses and the deposit paid on the acquisition of Rocketinfo in the amount of $810,854 as of September 30, 2004, compared to $0 as of December 31, 2003. The Registrant has total liabilities in the amount of $163,267 as of September 30, 2004, compared to $370,457 as of December 31, 2003.

As of September 30, 2004, the Registrant had a working capital deficit of $145,845 and an adjusted accumulated deficit of $1,143,595. This figure raises doubt about the Registrant's ability to continue as a going concern without additional financing.

Current funds available to the Registrant are inadequate for it to be competitive in the areas in which it intends to operate. The Registrant will need to raise additional funds in order to fully implement its business plan and is currently in the process of raising such funds. The Registrant will attempt to raise approximately $3,000,000 in additional funds over the next 12 months through private placements; however, there can be no assurance that the Registrant will be successful in raising such additional funds. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

On November 12, 2004, the Company filed a Current Report on Form 8-K to disclose that the Registrant has changed its independent auditors and also to disclose that John Chigbu had joined the Board of Directors

SIGNATURES
In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Rocketinfo Inc.

                              /s/ Gary Campbell
                              --------------------------------------------------
                              By: Gary Campbell Chief Executive Officer/Director
                              Date: November 12, 2004


                              /s/ Karl Harz
                              --------------------------
                              By: Karl Harz CFO/Director
                              Date November 12, 2004