Form 10KSB
period 2004-12-31
Rocketinfo Inc.
filed 2005-04-15
CIK 1085203

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 For the fiscal year ended December 31,2004.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from _______________________ to _____________


                        Commission File Number 000-26373


                                 ROCKETINFO INC.
              -------------------------------------------------------
                  (Name of small business issuer in its charter)


       DELAWARE                                  98-0196717
       ---------                                 ----------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)


                       27 Oakmont Drive, Rancho Mirage, CA
              ------------------------------------------------------
                     (address of principal executive offices)


                                      92270
                            -------------------------
                                   (Zip Code)


                    Issuer's telephone number (760) 328-8988


   Securities registered under Section 12(b) of the Exchange Act: NONE


     Securities registered under Section 12(g) of the Exchange Act:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's consolidated and combined revenues for its most recent fiscal year:
$83,600

As of March 31, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates (assuming that the issuer's only affiliates are its officers, directors and 10% or greater stockholders) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, was $55,758,190

As of March 31, 2005 the number of shares outstanding of the issuer's common shares was 22,728,942.


                    Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): [ ]Yes [X]No

                                TABLE OF CONTENTS

PART 1
Item 1     DESCRIPTION OF BUSINESS                                      3
Item 2.    DESCRIPTION OF PROPERTY                                     10
Item 3.    LEGAL PROCEEDINGS                                           10
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         10
PART II
Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS    10
Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   12
Item 7.    FINANCIAL STATEMENTS                                        13
Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                    26
Item 8A.   CONTROLS AND PROCEDURES                                     27
Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  27

PART III
Item 10.   EXECUTIVE COMPENSATION                                      31
Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS                  32
Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              34
Item 13.   EXHIBITS AND REPORTS ON FORM 8-K                            34
Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                      35

SIGNATURES                                                             35

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

All references in this form to "we", "us", "our", "the Company", "the Registrant" and "Rocketinfo" are intended to refer to Rocketinfo Inc.

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


(a) Business Development.

Rocketinfo Inc., a Delaware company  incorporated   in   October 1998,   has its
executive    offices  at  27  Oakmont Drive,   Rancho Mirage, CA 92270, USA. The
telephone number is (760) 328-8988.

Through December 31, 2004, the Company has generated $83,600 in revenues from operations.

Formerly Zeppelin Energy Inc., the Company's name was changed on August 4, 2004.

Pursuant to a series of share acquisition agreements dated August 3, 2004 and effective October 1st, 2004, the Registrant has acquired all of the outstanding shares of Rocket Technologies Inc. (herein "Rocket Technologies") in exchange for Eight Million (8,000,000) shares of the Registrant's common stock, and cash payments in the amount of Four Hundred Thousand Dollars ($400,000) to the shareholders of Rocket Technologies. The final Fifty Thousand ($50,000) payment pursuant to the share acquisition agreements was paid by the Registrant on March 28th, 2005.

Since the acquisition of Rocket Technologies the Registrant has embarked upon an aggressive sales, development and marketing program designed to expand the number of clients utilizing the Registrant's news and business information aggregation or `infomediary' services.

(b)     Business of Issuer


OVERVIEW

At the core of Rocketinfo's services and technology is a real-time news and business information aggregation and search engine system. Rocketinfo provides embedded search tools and services to 3rd party search engines, portals and software vendors for use in applications ranging from customer relationship management (CRM), business intelligence (BI) and financial services.

Rocketinfo's infomediary services include a combination of next-generation search technologies, unique and proprietary approaches to the extraction of valuable business information, and an extensive range of delivery tools,
(including RSS). The Rocketinfo search engine draws from the Company's continuously updated index of over 14,000 Internet sites, 70,000 RSS and Weblog sources as well as client-defined content channels. At the core of the Rocketinfo offering is a robust, proprietary search engine and its extensive content database.

ROCKETINFO TECHNOLOGY

Rocketinfo's technology provides intelligent software tools that index, categorize and extract key concepts and data from current news and business information. These tasks are executed automatically, with high-performance content storage, key-word and concept search flexibility, and personalized multi-channel delivery via news portals, emails, opt-in newsletters or alerts to recipients' desktops or mobile wireless devices.

The following factors differentiate the Rocketinfo search and content technology and products from other competitors.

* A high-performance content storage system that uses advanced, proprietary indexing, clustering and compression technology to allow the content to be searched quickly without relying on expensive computing resources. Keyword and concept search flexibility, combined with parametric search controls offer unlimited size, scope and precision in the creation of the search expressions, without impacting performance.

* Proprietary intelligent analytical tools improve the search and analysis process by utilizing a "Knowledge Builder" module that helps users define and extend the terms and scope of their search. Sophisticated ranking algorithms power a relevancy engine to ensure that only truly relevant content is presented for further refinement and analysis. A specialized learning engine allows users to provide feedback to a neural network that increases the relevance of the results.

* Rocketinfo's multi-channel delivery system supports web publishing, e-mail newsletters to both connected and wireless devices, desktop alerts and XML data feeds that can be integrated with other applications. The company's autonomous processing technology allows relevant information to be collected, analyzed and delivered without the need for direct user intervention.

The Rocketinfo search engine automates, accelerates and greatly simplifies the manner in which information is acquired, analyzed, converted into useful knowledge and distributed to decision-makers. All this allows for timelier and more informed business decisions with strongly improved research efficiency and with the added bonus of lower costs than other data alternatives.

Rocketinfo's search engine system includes web robots, data storage, search definition, retrieval and document ranking systems. The search engine system components work together providing the tools to scrape, index and compress network based unstructured/structured data at regular intervals. Web based and application programming interfaces (i.e. XML, SOAP) allow for complex search query submission. The Rocketinfo document rank subsystem yields highly relevant results using a combination of keyword and parametric analysis.

SALES AND MARKETING STRATEGY

The Company's business strategy is focused on sales and revenue generation through

A. licensing of Embedded Search products to application software vendors and distribution of embedded search tools and content for CPM and/or shared advertising revenue basis.
B. distribution of Consumer products for both volume-use (CPM) or per-seat revenue and/or advertising revenue

Embedded Search Products
------------------------

The Company's business model in the embedded search products area is to continue to license embedded search tools, content and services to application software vendors on volume-use (CPM) or per-seat basis. The Company is focused on partnering with vendors in the Business Intelligence, CRM and Financial Services markets. The Company plans to leverage these partners' existing customers, sales and marketing organizations to generate and increase revenue.

The Company also plans to continue to provide embedded search tools and content to internet portals and 3rd party search engines. The Company will continue licensing embedded search functionality on a volume-use (CPM) and/or shared revenue basis. The company will also continue to provide content to portals and desktop applications (like RSS Readers) and will be introducing highly targeted advertisements embedded in RSS feeds

Consumer Products
-----------------

RocketNews.com
--------------

In order to showcase the search result accuracy, low cost of deployment and scalability of our technologies, Rocketinfo launched RocketNews in October 2000. RocketNews is one of the first `current' news search engines on the Internet
(www.rocketnews.com). Powered by Rocket's core search technology, the public site provides a completely software-driven breaking news portal updated every 15 minutes. Users are able to search for news from 14,000 Internet news sites, using a combination of advanced Boolean expressions and parametric controls. RocketNews handles several million search requests a month, using a cluster of Intel-based Dell servers. Calculated over one year, the cost per search request, including equipment and network connectivity, is approximately 0.0001875 cents. RocketNews was nominated for best News Search Engine in 2003 and for a Webby Award for best Internet News Site in 2004. The Company plans to begin to advertise on RocketNews.com in the near future.

Rocketinfo RSS Reader
---------------------

Rocketinfo has developed a web-based RSS Reader capable of managing and viewing hundreds of feeds for each individual user. The RSS Reader is able to process RSS feeds published in the 0.91, 1.0 and 2.0 standards as well as the newer ATOM publishing standard. The reader provides a number of features not found in competing products including search tools for finding RSS feeds and the ability to create personalized feeds. The Rocketinfo RSS Reader has been deployed as a free service (http://reader.rocketinfo.com) since March 2004. More than 15,000 users have signed up for the service with an average of 75 new accounts per day. Rocketinfo has initially partnered with Kanoodle to offer contextual and targeted advertisements with this service which will be introduced in the near future

Rocketinfo Desktop
------------------

The Company has been developing and testing the RocketNews Desktop, a free desktop search tool with embedded advertisements. The Company introduced the product to its rocketnews.com web site for download by our web site users on April 12th, 2005. Rocketinfo has initially partnered with Kanoodle to offer contextual and targeted advertisements for the embedded advertisements in the Rocketinfo Desktop.


RocketNews Alert
----------------

The Company is also continuing the development and testing of the RocketNews Alert, a desktop application that will provide continuous real-time news alerts on multiple subjects, corporations and/or individuals chosen by the user. The RocketNews Alert is designed to continuously search all of the Rocketinfo news sources for any new stories containing the chosen key words. When an appropriate story is found, the RocketNews Alert on the client's desktop indicates that a new story is available. The user then clicks the Desktop Alert to review a synopsis of the news story and then if interested can be instantly linked to the news item itself. In this manner Rocketnews Alert subscribers will have access to news regarding their areas of interest as soon as it is posted anywhere within Rocketinfo's extensive content database.

CURRENT OPERATIONS


The Registrant utilizes the services of full time employees, its Officers and Directors and experienced industry consultants to conduct business. Additionally, the Company has been attempting to negotiate financing with which to continue and expand its business operations. The Company will not be able to pursue the sales and marketing of its products as aggressively as planned if it is not able to secure additional financing.

Over the last twelve months, management has taken the steps described above to create a successful business model for the Registrant. Management responded to the lack of sales revenue from its resource business with the termination of the previous oil and gas business activities. The Registrant has also restructured its debt, completed the acquisition of Rocket Technologies and targeted marketing efforts on increasing sales of products related to the new Rocketinfo business model. Management has also decided to hire both additional technical staff to ensure that the Registrant can meet the demands for its products and additional sales and marketing personnel to increase sales. Management believes that cash flow from operations related to the new business model, which is projected to grow significantly during 2005, will be sufficient to allow the Registrant to continue in business in 2005 and beyond.

The Registrant's management and the former management of Rocket Technologies have been operating the new business venture as described above. There is no assurance that the new business venture will prove as successful as anticipated. The Registrant will also seek additional sources of capital through the issuance of debt and equity financing.

The ability of the Registrant to continue as a going concern is dependent on the success of the Registrant's business plan and may also require additional sources of capital. The financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

COMPETITION

The Company will encounter competition from other infomediaries, specialized search engines and competitive intelligence companies in its efforts to market its products. The Company's competitors include, amongst others, specialized search engine companies, competitive intelligence companies and numerous content companies. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than those of the Company and which have been engaged in the search and content business for a much longer time than the Company. Such companies may be able to pay more for sales, marketing, and development and may be able to identify, evaluate, bid for, and purchase a greater number of content resources than the Company's financial or human resources permit.

The Company's ability to acquire clients will be dependent upon its ability to identify suitable business prospects and to consummate transactions in this highly competitive environment. The Company believes that its proprietary technology, skilled development team and the experience of management generally enables it to compete effectively. Many of the Company's competitors, however, have financial resources that are substantially greater than those of the Company, which may adversely affect the Company's ability to compete with these companies.

PATENTS, TRADEMARKS, AND LICENSES

The Company protects or will protect our intellectual property through a combination of trade secrets, confidentiality agreements, trademarks, license agreements and patents. We currently have one trademark for "Rocketinfo" and numerous confidentiality agreement license agreements currently in place. We have no patents in place. However we anticipate using all of these devices over the next 12 months to protect our intellectual property.

REGULATION

Our business is subject to a variety of U.S. and foreign laws, which could subject us to claims or other remedies based on the nature and content of the information searched or displayed by our products and services, and could limit our ability to provide information regarding regulated industries and products.

The laws relating to the liability of providers of online services for activities of their users are currently unsettled both within the U.S. and abroad. Other information and search companies have been threatened and filed against under both U.S. and foreign law for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by our users. It is also possible that we could be held liable for misinformation provided over the web when that information appears in our web search results. If one of these complaints is filed and results in liability to us, it could be potentially costly, encourage similar lawsuits, distract management and harm our reputation and possibly our business. In addition, increased attention focused on these issues and legislative proposals could harm our reputation or otherwise affect the growth of our business.

The application to us of existing laws regulating or requiring licenses for certain businesses of our advertisers, including, for example, distribution of pharmaceuticals, adult content, financial services, alcohol or firearms, can be unclear. Existing or new legislation could expose us to substantial liability, restrict our ability to deliver services to our users, limit our ability to grow and cause us to incur significant expenses in order to comply with such laws and regulations.


Several other federal laws could have an impact on our business. Compliance with these laws and regulations is complex and may impose significant additional costs on us. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act.

We also face risks associated with international data protection. The interpretation and application of data protection laws in Europe and elsewhere are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which in turn could have a material effect on our business.

EMPLOYEES

Currently, the Company has 15 employees and full time consultants, some of whom are also current officers. All of the employees are employed on a full time basis, and are paid salaries. None of the employees are represented by a collective bargaining agreement.


(c) Reports to security holders.

The Company is not required to deliver an annual report to security holders and will not send an annual report voluntarily. The Company files reports electronically with the Securities and Exchange Commission, namely, Forms 10KSB, 10QSB, and 8-K. The public may read and copy any materials the Company's files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov/ The Company's Internet address is: http://www.rocketinfo.com/

ITEM 2.  DESCRIPTION OF PROPERTY.

(a) The Company's principal administrative offices are located at: 27 Oakmont Drive, Rancho Mirage, CA 92270, USA. The Company pays $500 per month for this office space, which consists of one office. This lease expires in June 2005 and may be renewed at our discretion. The Company also has a development office located at Suite 406, 221 Esplanade St, North Vancouver, BC and a sales office located at Suite 112, 359 Terry Fox Drive, Ottawa Ontario. The Development office consists of three private offices, 12 cubicles and a kitchen consisting of a total of approximately 1660 square feet. The building provides shared conference and exercise resources. We pay approximately $3,500 per month for the development offices and have a lease that expires in December 31 2006. The sales office was moved to West Vancouver and the Ottawa office was shut down on March 3rd, 2005.

(b) Investment Policies.

The Company has no policy on investments in real estate or interests in real estate, investments in real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

(c) Description of Real Estate and Operating Data.

The Company does not hold or intend to acquire any real estate.

ITEM 3.  LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company is a part.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2004, through solicitation of proxies or otherwise.


PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the NASD Over-the-Counter Bulletin Board System under the symbol "RKTI". The high and low bid information reflected in the table below represents the range of high and low bids for the common stock for each quarter within the last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         QUARTER ENDED                      LOW PRICE       HIGH PRICE
         -------------                      ---------         --------
         March 31, 2003                     $1.18             $2.40
         June 30, 2003                      $0.26             $1.20
         September 30, 2003                 $0.50             $1.55
         December 31, 2003                  $0.40             $1.30
         March 31, 2004                     $0.30             $1.04
         June 30, 2004                      $0.25             $0.83
         September 30, 2004                 $0.26             $2.75
         December 31, 2004                  $1.82             $3.00


         (Source: YAHOO Finance; RKTI.OB; Historical Prices)

As of December 31, 2004, there were approximately 165 holders of record of the Company's common stock.

The Company has not paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings that it may realize in the foreseeable future to finance its operations.

The following table sets forth the information as at December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:


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

                                 (a)                          (b)                         (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans       0                                   0                         500,000
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not   500,000                             0                          0
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Total                           500,000                             0                         500,000
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

During the year ended December 31, 2004, the Company received $1,117,137 in cash for 2,786,116 shares of restricted common stock that were issued in the offering pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended.

During the year 2004 the Company issued 274,375 shares of restricted common stock for debts of $548,475.

During the year 2004 the Company issued 8,000,000 shares of restricted common stock in conjunction with the purchase of Rocket Technologies, Inc.

From September 6, 2004 through December 2004 the Company sold units. 1,000,000 units were issued for $675,000 in cash in the offerings pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended. Each unit consisted of one share of restricted common stock and one warrant to buy another restricted share of common stock.

During December 2004 the Company received $136,000 in cash for 136,000 shares of the Company's common stock that were issued in the offering pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended. These were issued after the close of the year. This amount is considered a subscription payable. There have been no other issuances of common and/or preferred stock during the year ended December 31, 2004.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operations
------------------

For the period from the Registrant's inception through the end of the reporting period, the Registrant has received $83,600 in consolidated and combined revenues which is attributable exclusively to revenues generated by the Registrant's wholly owned subsidiary Rocket Technologies. Operating activities during the quarter have been related primarily to establishing the management and operating infrastructure, as well as the negotiation and execution of the above described agreements with Rocket Technologies and the commencement of marketing activities related to the Rocketinfo suite of search, competitive intelligence and business intelligence products. The Registrant will continue to implement operations described above to participate in the search sector and the marketing of related infrastructure services.

The Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future or operate at a profitable level. In order to succeed, the Registrant must obtain customers and generate sufficient revenues so that it can profitably operate. The Registrant in its previous business ventures has been unable to successfully establish and implement and successfully execute its business and marketing strategy. The registrant has limited operating history in the internet news search sector.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                                            2004              2003
                                            ----              ----

TOTAL CURRENT ASSETS                        185,050             0
TOTAL CURRENT LIABILITIES                    67,084          370,457

WORKING CAPITAL SURPLUS/(DEFICIENCY)        117,966         (370,457)

The working capital surplus increased by $ 488,423 from December 31, 2003 to December 31, 2004. Cash increased by $146,982 over the same period. The increase in working capital surplus and increase in cash was substantially due to revenue generated by the Registrant and by private placement equity capital raised by the Company. It is anticipated that additional funding for the next twelve months will be required to achieve the objectives of the Company's current business plan. Attempts are ongoing to raise funds through various equity mechanisms. The Company will also consider using use various debt instruments as well as public offerings to raise such capital as is needed to supplement the revenue of the Company during 2005.


General and administrative expenses
-----------------------------------

General and administrative expenses increased from $58,935 to $2,311,363, an increase of $2,252,428, over 2003. This increase was due to an increase in costs associated with the acquisition of Rocket Technologies and the commencement of operations in the search software business and the termination of the previous Oil and Gas business


Net Loss
--------

The Company's net loss increased from $58,935 in 2003 to $2,229,858 in 2004 due to costs associated with the acquisition of Rocket Technologies and the commencement of operations in the search software business and the termination of the previous Oil and Gas business. At December 31, 2004 the Company had a stockholders' deficit of $2,730,959. The Company is currently in its operating stage and has expended a substantial amount of funds to date. The sales and cost of sales of the Company for fiscal years 2003 and 2004 were respectively $0 and $83,600.


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

ITEM 7. FINANCIAL STTEMENTS

                                 ROCKETINFO, INC
                         (FORMELY ZEPPELIN ENERGY INC.)
                                 And Subsidiary
                              Financial Statements

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Audit Committee ROCKETINFO, INC.

I have audited the accompanying balance sheets of Rocketinfo, Inc., and subsidiary as of December 31, 2004 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. Other auditors audited the financial statements of the company for December 31, 2003 and prior.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocketinfo, Inc. and subsidiary, as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had a net loss since inception. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.




Shelley International, CPA

April 12, 2005
Mesa, Arizona

                                ROCKETINFO, INC
                         (FORMELY ZEPPELIN ENERGY INC.)
                                 And Subsidiary
                           Consolidated Balance Sheet



                                                                               December 31           December 31
                                                                                   2004                 2003
                                                                             -----------------     ----------------
                                      Assets
                                      ------
 Current assets:
        Cash                                                                  $      146,982        $             -
        Receivables net                                                               38,068                      -
                                                                             -----------------     ----------------
            Total current assets                                                     185,050                      -

 Fixed assets - net                                                                   29,327

 Other assets:
        Goodwill                                                                   3,975,003                      -
                                                                             -----------------     ----------------
            Total assets                                                      $   4,189,380                       -
                                                                             =================     ================

                       Liabilities and Stockholders' Equity
                       ------------------------------------

Current liabilities:
       Payables                                                               $      17,084         $       201,870
       Due to related parties                                                        50,000                 138,458
       Loan payable                                                                       -                  25,000
       Accrued expenses                                                                   -                   5,129
                                                                             -----------------     ----------------
           Total current liabilities                                                 67,084                 370,457

 Stockholders' equity:
        Preferred stock, $.001 par value, 5,000,000 shares
            authorized                                                                    -                       -
       Common stock, $.001 par value,  95,000,000 shares
            authorized, 22,303,276 and 8,520,000 shares
            issued and outstanding                                                   22,303                   8,520
       Additional paid-in capital                                                 6,537,853                 122,124
       Contributed capital                                                          157,099                       -
       Common stock subscriptions                                                   136,000                       -
       Accumulated (deficit)                                                     (2,730,959)               (501,101)
                                                                             -----------------     ----------------
           Total stockholders' equity                                             4,122,296                (370,457)
                                                                             -----------------     ----------------

           Total liabilities and stockholders' equity                         $   4,189,380        $              -
                                                                             =================     ================




              See accompanying notes to the financial statements.

                                 ROCKETINFO, INC
                         (FORMELY ZEPPELIN ENERGY INC.)
                             Statement of Operations

                                                         Year                 Year
                                                        ended                 ended
                                                     December 31,         December 31,
                                                         2004                 2003
                                                   -----------------     ----------------
Revenues:                                          $          83,600     $              -
                                                   -----------------     ----------------

Expenses:
       Depreciation                                            2,095
       General and Administrative                          2,311,363               58,935
                                                   -----------------     ----------------

          Total Expenses                                   2,313,458               58,935

Provision for Income Taxes                                        -
                                                   -----------------     ----------------

                                                   -----------------     ----------------
          Net (loss)                                $     (2,229,858)    $        (58,935)
                                                   =================     ================

       Basic net (loss) per common share                       (0.17)               (0.01)
                                                   =================     ================

       Weighted average common
          shares outstanding                              12,924,922            8,508,384
                                                   =================     ================



              See accompanying notes to the financial statements.

                                 ROCKETINFO, INC
                         (FORMELY ZEPPELIN ENERGY INC.)
                             Statement of Cash Flows

                                                                              Year                Year
                                                                              ended               ended
                                                                          December 31,        December 31,
                                                                              2004                2003
                                                                         ----------------     --------------
Cash flows from operating activities:
      Net income (loss)                                                 $     (2,229,858)           (58,935)
      Adjustments to reconcile net loss to net cash used in
          operating activities:
               Depreciation                                                        2,095
               Stock for Services                                                498,100

               Changes in operating assets and liabilities:
                   Receivables                                                   (38,068)                 -
                   Payables                                                      245,102             51,387
                                                                                       -                  -
                                                                         ----------------     --------------
           Net cash provided (used) in operating activities                   (1,522,629)            (7,548)
                                                                         ----------------     --------------

Cash flows from investing activities:
      Cash Received in Purchase of Subsidiary                                      1,510                  -
      Cash Paid in Subsidiary Purchase                                          (350,000)                 -
                                                                         ----------------     --------------
           Net cash provided (used) in investing activities                     (348,490)                 -
                                                                         ----------------     --------------
Cash flows from financing activities:
      Related parties                                                                  -              7,311
      Proceeds from issuance of common stock                                   1,725,002                  -
      Contributed capital                                                        157,099                  -
      Common stock subscriptions                                                 136,000                  -
      Accumulated deficit from subsidiary                                              -                  -
                                                                         ----------------     --------------
           Net cash provided (used) by financing activities                    2,018,101              7,311
                                                                         ----------------     --------------
                        Net increase (decrease) in cash                          146,982               (237)


Cash at beginning of period                                                            -                237
                                                                         ----------------     --------------


Cash at end of period                                                     $      146,982                  -
                                                                         ================     ==============

Supplemental information
      Taxes
      Interest

See accompanying notes for non cash transactions


               See accompanying notes to the financial statements

                                 ROCKETINFO, INC
                         (FORMELY ZEPPELIN ENERGY INC.)
                        Statement of Stockholders's Equity

                                     Issued                Subscribed
                              Common       Common       Common     Common      Additional              Accumulated     Total
                              Stock        Stock        Stock       Stock        Paid-In   Contributed  (Deficit)
                              Shares       Amount$      Shares       Amt$        Capital$    Capital$       $            $
                          =============  =========== ===========  ==========  ============ ========== ============= ============
Balances December 31, 2002    8,500,000     8,500                                 102,144          -      (442,166)    (331,522)
                                                                                                                               -
Issuance of common stock         20,000        20                                  19,980                                20,000
                                                                                                                               -
Net loss for year                                                                                          (58,935)     (58,935)
                           ------------  ----------- -----------  ----------  ------------ ---------- ------------- ------------

Balances December 31, 2003    8,520,000      8,520                                122,124          -      (501,101)    (370,457)

                                                                                                                               -

Stock issued for Debt           274,375        274                                548,201                               548,475
Stock Issued for services     1,722,785      1,723                                496,377                               498,100
Stock Issued for purchae of
   Rocket Technologies, Inc.  8,000,000      8,000                              3,582,800                             3,590,800
Common stock issued for cash  2,786,116      2,786                              1,114,351                             1,117,137
                                                                                                                              -
        for Cash              1,000,000      1,000                                674,000                               675,000
Capital contributed                                                                           157,099                   157,099
Common Stock Subscribed                                136,000      136,000                                             136,000
Net (Loss) for year                                                                                     (2,229,858)  (2,229,858)
                           ------------  ----------- -----------  ----------  ------------  ------------ ----------- -----------
Balances December 31, 2004   22,303,276     22,303     136,000      136,000     6,537,853     157,099   (2,730,959)   4,122,296
                           ============  =========== ===========  ==========  ============  ============ =========== ===========


               See accompanying notes to the financial statements

ROCKETINFO INC.
(FORMERY ZEPPELIN ENERGY INC.)
AND SUBSIDIARY

Notes to Financial Statements December 31, 2004 and 2003

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES

(a) Corporate Organization
Rocketinfo Inc. (formerly Zeppelin Energy Inc.), a Delaware corporation (the "Company") was formed on October 2, 1998 to focus on the development of digital microwave products, including an ultra-high bandwidth digital microwave radio. On October 9, 2002, a change in control of the Company occurred as the selling shareholders sold 8,000,000 shares of the Company's outstanding common stock for cash of $8,000, which constituted a majority ownership of the Company. The new shareholders became involved because of their expertise in the oil and gas business and ability to seek funding to acquire oil and gas properties. The Company gave additional consideration for the purchase as each selling shareholder received a two-year option for 100,000 shares of common stock. These options were exercisable only in the second year at $3.00 per share (see Note
5). The sale of shares by the selling shareholders was initiated as a result of an exhaustive review by the Company's Board of Directors and subsequent decision to focus its resources and management efforts on pursuing opportunities in the oil and gas industry. In keeping with this strategy, the Board of Directors has authorized a change in the Company's name from Zeppelin Software, Inc. to Zeppelin Energy Inc. The Company intended to attempt to acquire oil and gas properties, primarily "proved producing and proved undeveloped reserves" in the United States, Canada, and other foreign oil producing countries, especially South America. Domestically, the Company was to also explore low-risk development drilling and work-over opportunities with experienced operators. The Company also hoped to build long-term relationships with strategic partners and institutional investors and capture a significant position in the oil and gas industry in hopes of offering meaningful returns to its shareholders. The Company's attempt to finance oil and gas operations through a combination of privately placed debt and/or equity proved to be unsuccessful so the Company began working towards moving into another field of enterprise by the acquisition of Rocket Technologies Inc., a Canadian corporation, that developed data mining and search engine software and applications. The financial statements include the accounts of the Company and its wholly owned subsidiary, Rocket Technologies Inc on a consolidated basis and all inter-company accounts have been eliminated.

(b) Basic Loss Per Share
Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period

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

(d) Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e) Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments included, accounts payable, loan payable, and other current liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they are receivable or payable on demand.

(f) Nonqualified Stock Option Plan
The Company accounts for stock options in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under SFAS 123, the recognition of compensation expense is measured at the grant date based on the fair value of options. Such cost is recognized over the service period. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"). Accordingly, no compensation costs has been recognized for the stock option plans. No stock-based compensation costs were charged to operations during the years ended December 31, 2004 and 2003.

(g) Recent Accounting Pronouncements
In January 2003 the Financial Accounting Standards Board, (the "FASB") issued FIN No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIE's) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not identified any VIE's for which it is the primary beneficiary or has significant involvement. The FASB issued FIN No. 46 (revised December
2003), "Consolidation of Variable Interest Entities," ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) For special purpose entities (SPE's) created prior to February 1, 2003, the Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) For non-SPE's created prior to February 1, 2003, the Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) For all entities, regardless of whether a SPE, that were created subsequent to January 31, 2003, the provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 31, 2004. The adoption of the provisions applicable to SPE's and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company's financial statements. The Company is currently evaluating the impact of adopting FIN 46-R applicable to non-SPE's created prior to February 1, 2003, but does not expect a material impact.

(h) Reclassifications Certain prior year balances have been reclassified to conform with the current year financial statement presentation. Those reclassifications had no impact on previously reported results of operations or stockholders' deficit.

(i) Depreciation For the years ended December 31, 2004 and 2003, depreciation expense amounted to $2,095 and $1,167 respectively.

(j) Accounts Receivable summary is listed below

                                                                  12/31/04

                      Gross Amount                                $38,845
                      Allowance for Doubtful Accounts                (777)
                                                                   -------

                      Accounts Receivable net                     $68,068
                                                                  -------

NOTE 2.  STOCKHOLDERS' EQUITY

Prior to 2003
The Company issued 8,000,000 shares of common stock at a subscription price of $.001 per share to the founders of the Company during fiscal years 1999 and 1998. The Company issued 500,000 shares of common stock for cash during fiscal year 1999, through a Confidential Offering Circular pursuant to Rule 504 of Regulation D of the Securities Act of 1933.

Year 2003
During fiscal year 2003 the Company issued an additional 20,000 shares at $1 per share.

Year 2004
During the year 2004 the Company issued the following for cash 2,786,116 shares of restricted common stock for $1,117,137. They also issued 274,375 shares of restricted common stock for debts of $548,475. Stock was issued for services of $498,100 1,722,785 shares of common stock. Of this amount $473,100 (1,697,975 shares) was associated with an S-8 filing.

The Company issued 8,000,000 shares of restricted common stock in conjunction with the purchase of Rocket Technologies, Inc. See associated note for more details on this purchase.

From September 6, 2004 through December 2004 the Company sold units. Each unit consisted of one share of restricted common stock and one warrant to buy another share of stock. The summary of these warrants is shown in the chart below.

         Date              Number           Price             Expiry
         9/22/04           650,000          $0.75             12/1/06
         10/18/04          100,000          $1.00             12/1/05
         11/18/04           75,000          $1.50             12/1/05
         12/7/04           175,000          $1.50             12/1/05

During December 2004 the Company received subscription funds of $136,000 for 136,000 shares of the Company's common stock. These were issued after the close of the year.

Stock Option Plan

The Company has a nonqualified stock option plan (the "Plan") pursuant to which up to 1,000,000 shares of its common stock can be set aside to provide certain executives, directors, and other employees or consultants the option to purchase shares of the Company's common stock. The stock options vest 25% on the first anniversary of the agreement and 75% in equal monthly increments over the thirty-six month period following the first anniversary. As provided by the Plan, the Board of Directors may waive the vesting provision in whole or in part at any time based on such factors as the Board of Directors determines at its sole discretion. The stock options expire 2, 5, and 10 years from the date of grant or upon termination of employment, retirement, or death. As of December 31, 2003 and 2002, 925,000 and 1,325,000 stock options, respectively, were outstanding with a weighted-average exercise price of $2.30 and $1.91, respectively, and weighted-average remaining contractual lives of 2.06 and 3.31 years, respectively. As of December 31, 2003 and 2002, 625,000 and 229,383 stock options, respectively, were exercisable at a weighted average exercise price of $1.00. During the year ended December 31, 2002, 400,000 nonqualified stock options were forfeited upon the resignation of a Company executive. The Company granted an additional 400,000 nonqualified stock options with an exercise price of $2.00 to other directors and officers during 2002. No options were exercised or expired during 2002. During the year ended December 31, 2003, an additional 400,000 nonqualified stock options were forfeited upon the resignation of a Company executive. No options were granted, exercised, or expired during 2003. During the year ended December 31, 2004, an additional 425,000 nonqualified stock options were forfeited upon the termination and resignation of Company executives. No options were granted, exercised, or expired during 2004.All of the Company's stock options issued were valued at fair value using an option-pricing model. The fair value of each option issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rates of 2.8% in 2003 and 2002; dividend yield of 0% in 2003 and 2002; volatility factors of the expected market price of the Company's stock of 0% in 2003 and 2002; and the expected life of an option of five years in 2003 and 2002. The weighted fair value at the date of grant for options granted was $0.00 per share.

NOTE 3.  LOAN PAYABLE

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

As part of the purchase of the subsidiary Rocket Technologies, Inc. the Company committed to pay the previous owners $400,000 in addition to common stock. As of December 31, 2004, there remained to be paid $50,000 of this amount. This is a short term demand note and carries no interest.

NOTE 4.  PURCHASE OF SUBSIDIARY

During the last quarter of 2004 the Company purchased 100% of its current subsidiary, Rocket Technologies, Inc. The subsidiary was purchased to acquire software technology and client contracts. This value has been reflected in the goodwill on the balance sheet. The terms of the purchase were $400,000 cash and 8,000,000 shares of restricted common stock. The stock was valued at the current market prices discounted for restriction and control, ($1.488 less 1.030 = .45 per share value) for a total stock value of $3,600,000. The total purchase price was $4,000,000. Below is a condensed balance sheet of Rocket Technologies, Inc. at the time of purchase, October 1, 2004.

                  Cash                                            $1,510
                  Other Current Assets                             1,265
                  Fixed Assets                                    31,422
                  Goodwill                                     3,975,003
                  Current Liabilities                             (9,200)
                                                             ------------

                  Net Equity                                  $4,000,000
                                                              ----------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 3, 2004 Rocketinfo Inc. (the "Registrant") received notice that Tedder, James, Worden and Associates, PA ("Tedder") resigned as the Registrant's principal auditor and engaged Mark Shelley, CPA 161 East 1st Street, Suite #1, Mesa, AZ 85201, to serve as its independent auditor for the fiscal year ending December 31, 2004.

The report of Tedder on the Registrant's financial statements for the fiscal year ended December 31, 2003 or the fiscal year ended December 31, 2002 do not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles except that the report for the year ended December 31, 2003 included a paragraph on the uncertainty of the Registrant to continue as a going concern as follows:

"The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company incurred substantial costs and expenses. As a result, at December 31, 2003, the Company had a stockholders' deficit of $370,457. In addition, the Company's development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities."

During the preceding fiscal years ended December 31, 2003 and 2002 and through November 3, 2004, there were no disagreements between the Registrant and Tedder on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which, if not resolved to Tedder's satisfaction, would have caused Tedder to make reference to the subject matter of the disagreements in connection with Tedder's report on the Registrant's financial statements.

In addition,  the Company believes there were no reportable events as defined in
Item 304(a)(1)(iv)(B) of Regulation S-B.

The Company had provided Tedder with a copy of its statements and requested that Tedder provide it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the foregoing statements. A copy of Tedder' letter is filed as an exhibit to the Company's report on Form 8-K as previously filed with the Commission on November 8th,, 2004.

Registrant has appointed Mark Shelley, CPA 161 East 1st Street, Suite #1, Mesa, AZ 85201, as Registrant's independent accountants for the fiscal year ending December 31, 2004. The decision to accept the engagement of Mark Shelley was approved by the Audit Committee of the Board of Directors on November 5th, 2004. Mark Shelley will be performing the annual audit of Registrant's financial statements for the year ending December 31, 2004. Mark Shelley was engaged by Registrant on November 3rd, 2003. The Company has not consulted Mark Shelley during the Company's two most recent fiscal years.


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


PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Board of Directors is comprised of only one class. There are no arrangements or understandings pursuant to which any person has been elected as a director or executive officer of the Company. Directors are elected annually by the stockholders and hold office until the next annual meeting of stockholders and until their respective successors are elected and qualified. Executive officers are appointed by the board of directors and hold office until their respective successors are appointed. There is no family relationship among any directors or executive officers of the Company.

The following table sets forth information concerning each of the directors and executive officers of the Company:

Names                      Age   Position
------                     ---   -------------------------------------

Gary Campbell              51    Chairman of the Board, Director and CEO
                                   From June 2004 to Present
Rick Van Well              38    Chief Technology Officer
                                   From August 2004 to Present
Darren DeJean              36    Director of Business Development
                                   From August 2004 to Present
Karl Harz                  56    Director and Chief Financial Officer
                                   From June 2004 to Present
Martin Thornell,           53    Director of Research
                                   From August 2004 to Present
Kevin Wetherbee            46    Director
                                   From June 2004 to Present
John N. Chigbu             45    Director
                                   From October 2004 to Feb 2005
Stephen Spalding           62    Director
                                   From March 2005 to Present


CURRENT OFFICERS, DIRECTORS AND KEY EMPLOYEES

Gary Campbell, B. Comm., LL.B., Director and CEO
------------------------------------------------
Prior to joining Rocketinfo Mr. Campbell was formerly CEO of Screenphone.net Inc. a private internet appliance company which in a joint venture with Samsung Inc. developed the software, content and applications for the Samsung `Anyweb" web browsing telephone. As the former CEO of Globestar Capital Corp., Mr. Campbell was involved with the formation, operation and financing of public companies. While with Globestar Mr. Campbell had experience in structuring and administering the startup, development and market introduction of several hardware and software based internet appliance ventures. Previously as a former telecommunications, high technology and securities attorney, Mr. Campbell has organized the legal and business affairs of broadcasting, telecommunications, and advanced technology clients. Mr. Campbell currently sits on the Board of NationsRx, Inc. a public prescription benefit management company and
Immortality, Inc. a private health and wellness company. Mr. Campbell has degrees in both Commerce and Law.

Rick VanWell, Chief Technology Officer
--------------------------------------

Rick Van Well is Rocketinfo's technical visionary and is responsible for leading the development of all Rocketinfo products. Prior to founding the company he spent 15 years architecting, designing, programming and maintaining a wide range of security, network and Internet applications and developing compilers. Along the way he has developed a deep understanding of neural networks and the mixture of art and science that drives information retrieval and information extraction software. Prior to starting Rocketinfo, Rick Van Well served as System Architect and Director of Engineering for Milkyway Networks. He also developed network security and policy products at Nortel Networks and Bell, and a firewall product that was implemented by Japan's NTT DoCoMo. After studying Computer Science at York University Rick Van Well worked at SCO developing C/C++ compilers.

Darren DeJean, B.Sc. P. Eng, Director of Business Development
-------------------------------------------------------------

Mr. De Jean's entrepreneurial spirit found its home with the foundation of Rocketinfo. While nurturing the company through its initial start-up phase Darren was responsible for corporate finances, partnerships, website development, sales and marketing. As the company grew he focused his considerable energies and enthusiasm on licensing Rocketinfo's products and services to corporations, governments and OEM partners, and developing the company's worldwide sales and distribution channels. Prior to co-founding Rocketinfo, Mr. De Jean's took advantage of his engineering background (P.Eng-Mechanical Engineering and BSc-Physics, Lakehead) and superior communication skills in selling IT products and services to commercial and federal government accounts, managing a sales force, developing international distribution channels, and managing complex solution integration projects. Mr. De Jean has worked with GE Capital, Milkyway Networks and SLM Software where he responsible for a more 400% growth in sales in the Canadian and European markets.

Karl J. Harz, B. Sc. (Marketing), MBA, Director, CFO
-----------------------------------------------------
Mr. Harz has an extensive background in both sales and finance including, Personal Financial Planning, Conventional and Private Real Estate Funding, Personal Property Broker/Lender. Mr. Harz has previously been instrumental in the development and management of several major corporations including Pension Home Loan Corporation, Hard Money Real Estate, and Province Service Corporation. Mr. Harz has managed and coordinated several major sales organizations with an emphasis on Hotel properties, Trust Deed investments, Limited Partnership interests, and Security products. Mr. Harz holds numerous industry licenses including, California Real Estate Broker, and Series 22 and 63 License/NASD Registered Representative. Mr. Harz attended Fairleigh Dickinson University in Teaneck, N.J., and graduated with a Bachelor Science in Marketing and a Masters in Business Administration.

Martin Thornell, Director of Research
-------------------------------------

Mr. Thornell has had a long and distinguished career as a professional researcher. In his capacity as Director of Research he is able to apply his expertise in traditional and online research methods to the design and development of Rocketinfo's competitive and business intelligence applications and services. A member of the Society of Competitive Intelligence Professionals, Mr. Thornell works directly with Rocketinfo's corporate clients in the initial phases of research topic design. Prior to joining the company Mr. Thornell worked for many years in the field of international trade, with a specialization in Japan. At the Canada-Japan Trade Council he worked with senior levels of government in both Canada and Japan to promote and advance bilateral trade and was a member of a number of high-level trade promotion delegations and was frequently called upon by the media and Parliamentary committees to comment on bilateral trade issues and disputes. He began his career as the political researcher at the Embassy of Japan in Ottawa, a position he accepted following graduation from Queen's University.

Stephen Spalding MBA, BS (Finance, Physics and Math), Director
--------------------------------------------------------------

Stephen Spalding has eighteen years experience in progressively expanding roles with big four consulting firms (eleven as a partner). In these roles he assisted clients with technology issues concerning strategic planning, systems development, information security and audit. He is currently CEO, Vigilant Privacy Corporation from 2003 - Present. Mr. Spalding lead the organization while the company's product was transformed form a desktop product to an enterprise security solution.Mr. Spalding was formerly a Partner at Deloitte and Touche LLP from 2001 - 2003 involved in their IDI Practice (Implementation, Development and Integration) where he developed the national partner relationships that support the service offering. Previously he was a Partner at Deloitte and Touche LLP 1997 - 2001 involved with their e-Center Practice, their Network Quality Assurance Practice and their Enterprise Risk Services Practice. Prior to this he was a Partner at KPMG Peat
Marwick LLP       from         1985 - 1997 in       the      Strategic Services,
Enabling Technology Practice and Information Risk Management Practices. Mr. Spalding is also currently an Assistant Professor, San Francisco State University. Mr. Spalding has a MBA, Quantitative Analysis, University of Arizona, 1974 a B.S., Finance and Management, Eastern Illinois University, 1973 a B.S., Physics (solid state), Eastern Illinois University, 1969 and a B.S., Mathematics, Eastern Illinois University, 1969

Kevin Wetherbee, Director
-------------------------
Mr. Wetherbee studied structural engineering at California State University and ultimately was involved in the administration, design and construction of several industrial plants, oil and gas pipelines and storage facilities. Mr. Wetherbee then became Chief Administrative Officer of High Tech Effects Inc., a company specializing in industrial design for several major special effects projects utilizing natural gas and steam features including those seen in the King Kong and the Jaws Adventure at Universal Studios. Mr. Wetherbee was also chief administrative officer of Johnson Construction of Long Beach, Calif., where he was responsible for administering and controlling the design and implementation of factory upgrades as well as coordinating efficiency of operations in the US and Ireland. Recently, Mr. Wetherbee has been an exclusive design-engineering consultant with Boulder Tech Inc. a California Company specializing in water feature design and construction.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to
Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file the same during the fiscal year ended December 31, 2004.

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

Summary Compensation Table

                                                          Long Term Compensation
                       Annual Compensation                Awards                         Payouts
Name and        Year   Salary    Bonus  Other Annual      Restricted     Securities      LTIP       All Other
Principle              ($)       ($)    Compensation ($)  Stock          Underlying      Payouts    Compensation ($)
Position                                                  Award(s) ($)   Options/SARs    ($)
                                                                         (#)
------------------------------------------------------------------------------------------------------------------
Campbell,       2004     0 (2)    0       0                 0              0               0          0
CEO              (1)
--------------------------------------------------------------------------------------------------------------------

Vanwell,        2004   120,000   90,000   0               200,000          0               0          0
CTO             (1)               (3)
--------------------------------------------------------------------------------------------------------------------

DeJean,         2004   82,000     0      (4)              150,000          0               0          0
Director        (1)
Business
Development

--------------------------------------------------------------------------------------------------------------------

Harz,           2004    0         0       0               100,000          0               0          0
CFO             (1)
--------------------------------------------------------------------------------------------------------------------

Thornell,       2004   66,000     0       0                50,000          0               0          0
Director of      (1)
Research
--------------------------------------------------------------------------------------------------------------------

         (1) Appointed subsequent to December 31, 2003
         (2) Salary of $10,000/mo commences after December 31, 2004
              (2) Bonus based upon annual revenue in excess of $8.5 million (3) Receives 5% gross revenue bonus on self generated sales

COMPENSATION OF DIRECTORS

There is no arrangement for the compensation of directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

There are currently five employment agreements between the Company and its named executive officers.


REPORT ON REPRICING OF OPTIONS/SARs

During the fiscal year ended December 31, 2004, the Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the Named Executive Officers.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the information as at December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Equity Compensation Plan Information

--------------------------------------------------------------------------------------------------------------------
Plan category                   Number of securities to be   Weighted-average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance under
                                warrants and rights          rights                       equity compensation plans
                                                                                          (excluding securities
                                (a)                          (b)                          reflected in column (a))

                                                                                          (c)
--------------------------------------------------------------------------------------------------------------------
Equity compensation
plans                               0                            0                        500,000
approved by security holders
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans not   500,000                      $0.50                        0
approved by security holders
--------------------------------------------------------------------------------------------------------------------
Total                           500,000                      $0.50                        500,000
--------------------------------------------------------------------------------------------------------------------

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

The following table sets forth information, as of December 31, 2004, for any person (including any "group") who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities:

-----------------------------------------------------------------------------------------
(1)                             (2)                          (3)                     (4)
-----------------------------------------------------------------------------------------
Title of Class               Name and  Address                Amount            % of Class
-----------------------------------------------------------------------------------------
Common Shares                   ALX Capital Group, Ltd. (1)    1,660,000              7.48
                                Condor House, 19 West
                                Street North
                                Nassau, Bahamas


Common Shares                   Cadaques, SA                   1,651,400 (2)          7.3%
                                Avedida Brasil 3031
                                Apt 102, Montevideo
                                Uruguay


Common Shares                   Madison Investment Securities  1,341,061              6.0%
                                Condor House, 19 West Street
                                North, Nassau,
                                Bahamas



(1) Galina Klotchkova is the beneficial owner of ALX Capital Group, Ltd.
(2) Mario Rovella is the beneficial owner of Cadaques SA


(b) Security ownership of management.


The following table sets forth information, as of December 31, 2004, as to each class of equity securities of the Company beneficially owned by all directors, each of the Named Executive Officers, and directors and executive officers of the registrant as a group. Shown in column (3) is the total number of shares beneficially owned and in column (4) the percent of class so owned. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this Report.

----------------------------------------------------------------------------------------------------------
(1)                             (2)                          (3)                          (4)

Title of Class                  Name and                     Amount and                   Percent of Class
                                Address of Beneficial Owner  Nature of Beneficial Owner
----------------------------------------------------------------------------------------------------------
Common Shares                   Gary Campbell                0                            0

Common Shares                   Rick Van Well              500,000 (1)                    2.24

Common Shares                   Daren DeJean               350,000 (2)                    1.57

Common Shares                   Martin Thornell            150,000 (3)                     .67

Common Shares                   Karl Harz                  100,000 (4)                     .44

Common Shares                   Directors and Executive  1,100,000                        4.93
                                Officers as a group

(1) Includes 200,000 shares Mr. Van Well has the right to acquire within sixty days from options.

(2) Includes 150,000 shares Mr. DeJean has the right to acquire within sixty days from options.

(3) Includes 50,000 shares Mr. Thornell has the right to acquire within sixty days from options.

(4) Includes 100,000 shares Mr. Harz has the right to acquire within sixty days from options.


(c) As of December 31, 2004, there are no arrangements that may result in a change in control of the Company.


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

31.1     Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of
         1934.

31.2     Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of
         1934.

32 Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(b) Reports on Form 8-K filed during the quarter ended December 31, 2004: On August 10th, 2004, the Company filed a current report on form
8-K to disclose that it had entered into an agreement to acquire all the outstanding shares of Rocket Technologies Inc. and a name change. On November 1, 2004, the Company filed a Current Report on Form 8-K to disclose that it has changed its independent auditors and also to disclose that John Chigbu joined the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees for services provided by Mark Shelley, CPA for fiscal year 2004 and Tedder, James, Worden and Associates, P.A. provided during fiscal years 2004, 2003 and 2002:

                                  2004          2003             2002
                                 ------        ------           ------

         Audit Fees (1)            $42,500     $12,250        $18,035
         Audit-related fees (2)          0          $0             $0
         Tax fees (3)               $3,330      $3,330         $4,030
         All other fees (4)             $0          $0             $0

         Total                     $48,830     $15,580        $22,065


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

Generally, the board of directors approves in advance audit and non-audit services to be provided by Mark Shelley, CPA. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the board of directors has delegated pre-approval authority to the Company's CFO for matters which arise or otherwise require approval between regularly scheduled meetings of the board of directors, provided that the Secretary and Treasurer report such approvals to the board of directors at the next regularly scheduled meeting of the board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ROCKETINFO INC.


      Date:  April 14, 2005    /s/ Gary Campbell
                               ---------------------------
                               Gary Campbell
                               Chief Executive Officer


      Date:  April 14, 2005     /s/ Karl Harz
                               ---------------------------
                               Karl Harz
                               Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Gary Campbell
-------------------------------------
Gary Campbell, Director                         Date: April 14, 2005



/s/ Stephen Spalding
-------------------------------------
Stephen Spalding, Director                      Date: April 14, 2005




/s/ Karl Harz
-------------------------------------
Karl Harz, Director                             Date: April 14, 2005


/s/ Kevin Wetherbee
-------------------------------------
Kevin Wetherbee, Director                       Date: April 14, 2005