Form 10QSB
period 2005-03-31
Rocketinfo Inc.
filed 2005-05-16
CIK 1085203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005.


 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from _________________ to _________________


                         Commission File Number 0-26373


                                 ROCKETINFO INC.
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


                                      92270
                                   ----------
                                   (Zip Code)

                     Issuer's telephone number (760)328-8988


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of April 30, 2005, 23,188,942 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes   [ ]  No [ X ]


                                TABLE OF CONTENTS

                                                                           Page
                         PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED).....................................3
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........... 4
ITEM 3:  CONTROLS AND PROCEDURES..............................................8

                           PART II - OTHER INFORMATION
ITEM 1:  LEGAL PROCEEDINGS....................................................9
ITEM 2:  CHANGES IN SECURITIES AND USES OF PROCEEDS...........................9
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES......................................9
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................9
ITEM 5:  OTHER INFORMATION....................................................9
ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K....................................9
SIGNATURE PAGE...............................................................10


                          PART 1. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)



                                ROCKETINFO, INC.
                         (FORMERLY ZEPPELIN ENERGY INC.)


                        Consolidated Financial Statements


                                 March 31, 2005



                                Table of Contents


Financial Statements:

     Consolidated Balance Sheet as of March 31, 2005 (Unaudited)
       and December 31, 2004.............................................1

     Consolidated Statement of Operations for the three months ended
       March 31, 2005 and March 31, 2004 (Unaudited).....................2

     Consolidated Statement of Stockholders' Equity as of
       March 31, 2005 (Unaudited)........................................3

     Consolidated Statements of Cash Flows for the three months ended
       March 31, 2005 and March 31, 2004 (Unaudited).....................4

     Notes to Consolidated Statements as of March 31, 2005.............5-7

                        ROCKETINFO, INC. AND SUBSIDIARY
                        (FORMERLY ZEPPELIN ENERGY INC.)
                                 Balance Sheet
                                  (Unaudited)

                                 MARCH 31, 2005

                                                                    March 31,             December 31,
                                                                      2005                    2004
                                       Assets
                                       ------
 Current assets:
    Cash                                                         $  144,561             $  146,982
    Accounts receivable                                              76,565                 38,068
                                                                 -----------           ------------

     Total current assets                                           221,126                185,050

 Equipment, net                                                      23,227                 29,327

 Goodwill                                                         3,975,003              3,975,003
                                                                 -----------           ------------

     Total assets                                                $4,219,356             $4,189,380
                                                                 ===========           ============

                        Liabilities and Stockholders' Equity
                        ------------------------------------

Current liabilities:
     Payables                                                          -                    17,084
     Due to related parties                                          50,000                 50,000
                                                                 -----------           ------------

       Total current liabilities                                     50,000                 67,084

 Stockholders' equity:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, none issued                                        -                       -
     Common stock, $.001 par value,  95,000,000 shares
        authorized, 22,728,942 shares and 22,303,276 shares
        issued and outstanding respectively                          22,729                 22,303
     Additional paid-in capital                                   7,107,185              6,537,853
     Contributed capital                                            164,875                157,099
     Common stock subscriptions                                        -                   136,000
     Retained (deficit)                                          (3,125,433)            (2,730,959)
                                                                 ------------           -----------

       Total stockholders' equity                                 4,169,356              4,122,296
                                                                 ------------           -----------

       Total liabilities and stockholders' equity                $4,219,356              $4,189,380
                                                                 ============            ==========


See accompanying notes to the financial statements

                         ROCKETINFO, INC. AND SUBSIDIARY
                         (FORMERLY ZEPPELIN ENERGY INC.)
                            Statements of Operations
                                   (Unaudited)

                             MARCH 31, 2005 AND 2004


                                                 Three-month period ended
                                                          March 31,
                                               ---------------------------------
                                                    2005              2004
                                                -------------     -------------


Revenues: Sales                                      72,000              -

Expenses:
  General and administrative                        466,473           22,817
                                                -------------     -------------

    Net loss                                       (394,473)         (22,817)
                                                =============     =============


  Basic net loss per share                            (0.02)             -
                                                =============     =============

  Weighted average common
    shares outstanding                           22,516,109          8,500,000
                                                =============     =============




See accompanying notes to the financial statements

                         ROCKETINFO, INC. AND SUBSIDIARY
                         (FORMERLY ZEPPELIN ENERGY INC.)
                            Statements of Cash Flows
                                   (Unaudited)

                             MARCH 31, 2005 AND 2004



                                                                Three-month            Three-month
                                                                period ended           period ended
                                                                  March 31,              March 31,
                                                                   2005                    2004
                                                              --------------         -------------

Cash flows from operating activities:
  Net income (loss)                                           $    (394,473)              (22,817)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation                                                    6,100                   128
      Foreign currency translation
      Changes in operating assets and liabilities:
        Accounts receivable                                         (38,497)                  -
        Accounts payable                                            (17,084)                3,425
        Accrued expenses                                                -                   6,582
                                                              --------------         -------------
          Net cash provided (used) in operating activities         (443,954)              (12,682)

Cash flows from investing activities:
  Purchase of equipment                                                 -                  (3,787)
                                                              --------------         -------------

Cash flows from financing activities:
    Advances from related parties                                       -                  16,886
    Payments to related parties                                         -                    (258)
    Proceeds from issuance of common stock                          433,757                   -
    Contributed capital                                               7,776                   -
                                                              --------------         -------------
          Net cash provided (used) by financing activities          441,533                16,628
                                                              --------------         -------------
          Net increase (decrease) in cash                            (2,421)                  159

Cash at beginning of period                                         146,982                    -
                                                              --------------         --------------
Cash at end of period                                         $     144,561                   159
                                                              ==============         ==============


See accompanying notes to the financial statements

                         ROCKETINFO, INC. AND SUBSIDIARY
                         (FORMERLY ZEPPELIN ENERGY INC.)
                          (a development stage company)
                       Statement of Stockholders' Equity
                                   (Unaudited)


                               Issued                 Subscribed
                        Common       Common       Common      Common     Additional             Accumulated  Subscriptions  Total
                        Stock        Stock        Stock       Stock        Paid-In   Contributed  (Deficit)   Receivable
                        Shares       Amount$      Shares       Amt$        Capital$    Capital$       $            $           $
                    =============  =========== ===========  ==========  ============ ========== ============= ============ ======

Inception (Octber 2,
 1998)                        -             -            -         -           -            -          -          -            -

Issuance of common
stock                 2,000,000        2,000                                                                                2,000

Common stock
subscriptions                                    6,000,000     6,000                                             (5,488)      512

Net Loss                                                                                              (426)                  (426)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balance
December 31,1998      2,000,000        2,000     6,000,000     6,000           -            -         (426)      (5,488)    2,086

Issuance of stock to
subscribers           6,000,000        6,000    (6,000,000)   (6,000)                                             5,488     5,488

Issuance of common
stock through
Regulation D offering   500,000          500                             102,144           -                              102,644

Net loss                                                                                          (259,663)              (259,663)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31,1999      8,500,000        8,500                             102,144           -      (260,089)              (149,445)

Net loss                                                                                           (80,401)               (80,401)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2000     8,500,000        8,500                             102,144           -      (340,490)              (229,846)

Net Loss                                                                                           (36,509)               (36,509)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2001     8,500,000        8,500                             102,144           -      (376,999)              (266,355)

Net loss                                                                                           (65,167)               (65,167)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2002     8,500,000        8,500                             102,144           -       (442,166)              (331,522)
                                                                                                                               -
Issuance of common
 stock                   20,000           20                              19,980                                           20,000
                                                                                                                               -
Net loss for year                                                                                  (58,935)               (58,935)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2003     8,520,000        8,520                             122,124           -      (501,101)              (370,457)

Stock issued for
Debt                    274,375          274                             548,201                                          548,475
Stock Issued for
services              1,722,785        1,723                             496,377                                          498,100
Stock Issued for
purchae of Rocket
Technologies, Inc.    8,000,000        8,000                           3,582,800                                        3,590,800
Common stock issued
 for cash             2,786,116        2,786                           1,114,351                                        1,117,137
 for Cash             1,000,000        1,000                             674,000                                          675,000
Capital contributed                                                                   157,099                             157,099
Common Stock Subscribed                             90,666   136,000                                                      136,000
Net (Loss) for year                                                                              (2,229,858)           (2,229,858)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2004    22,303,276        22,303       90,666   136,000   6,537,853      157,099    (2,730,959)            4,122,296

Subscription shares
 issued                  90,666            91      (90,666) (136,000)    135,909                                               -

Stock issued for
services                130,000           130                            129,877                                         130,007

Stock issued for cash   205,000           205                            303,546                                         303,751

Capital contributed                                                                     7,776                              7,776

Net (loss) for quarter                                                                             (394,474)            (394,474)
                   ------------    ----------  ----------  --------   ----------    ----------     ---------- --------  ---------
Balances
March 31, 2005       22,728,942        22,729         -                7,107,185      164,875    (3,125,433)           4,169,356
                   ============    ==========  ==========  ========   ==========    ==========     ========== ======== ==========



See accompanying notes to the financial statements

                                ROCKETINFO, INC.
                         (FORMERLY ZEPPELIN ENERGY INC.)
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 2005


(1)      Basis of Presentation

         The accompanying financial statements for the quarter ended March 31, 2005 have been prepared by Rocketinfo, Inc. (formerly Zeppelin Energy Inc.) (the "Company"). In the opinion of management, the accompanying un-audited financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position and results of operations for the period presented. The results of operations for the quarter ended March 31, 2005 is not necessarily indicative of the results to be expected for the full year. All references to dollar amounts are in US$ unless otherwise identified.

         The Company's financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2005, the Company had a stockholders' equity of $4,169,356.

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

         As of December 31, 2004, 1,025,000 stock options were outstanding with a weighted-average exercise price of $2.07 and weighted-average remaining contractual lives of 2.68 years. As of December 31, 2004, 875,000 stock options were exercisable at a weighted average exercise price of $2.09.

         During the three-month period March 31, 2005 no options were granted, exercised, forfeited, or expired.

         All of the Company's stock options issued were valued at fair value using an option-pricing model. The fair value of each option issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rates of 2.8% in 2004 dividend yield of 0% in 2004; volatility factors of the expected market price of the Company's stock of 0% in 2004; and the expected life of an option of five years in 2004. The weighted fair value at the date of grant for options granted was $0.00 per share. No stock-based compensation costs were charged to operations during the three-month period ended December 31, 2004.

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

(6)      Acquisition of Rocketinfo-Canada

         On August 5, 2004, the Company signed an agreement to acquire all of the outstanding shares of Rocket Technologies Inc. ("Rocket") in exchange for eight million (8,000,000) shares of Rocketinfo common stock, and cash payments in the amount of $400,000. The acqusition of Rocket was not consumated as of December 31, 2004. Management expects to close on this acqusiontion during the first quarter of 2005. Rocket is a leading provider of Internet-based search, competitive and business intelligence solutions that enable event and information driven enterprises to become more agile and efficient.
         On August 5, 2004, the Company's directors, after having received written approval from at least 51% of Company's shareholders entitled to vote, signed a Unanimous Consent authorizing the change of Company's name to Rocketinfo Inc. In conjunction with the name change, the Company will also change its CUSIP Number and its stock trading symbol.

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

Business Strategy
-----------------

The Registrant through an agreement concluded in Q4 2004 acquired all of the outstanding shares of Rocket Technologies Inc. ("Rocketinfo"). Rocketinfo was and is a "News Infomediary" focusing on delivering a vast range of business and financial news, utilizing proprietary search-related products and services as the delivery mechanism. By "news infomediary" we mean a third-party content syndicator or aggregator who identifies and coordinates the flow of new information about specific and timely events created at many sources and distributes it to many outlets through the use of the web.' Rocketinfo's corporate mission is to deliver more news to any user's device, application or website more quickly, more efficiently and more cost effectively than anyone else.

While Rocketinfo and its technologies have been painstakingly developed and tested over the past six years, it is the Company's emergence in the public sphere that has afforded us the opportunity to expose the Company's exciting suite of news products to an eager worldwide audience. Rocketinfo has three lines of business:

Firstly we provide individuals and businesses with access to real time news utilizing our search systems. The company's corporate clients use Rocketinfo's products for intelligence gathering, research, as well as for real-time news and media monitoring. Our clients can be assured they are getting the news first

Secondly we deliver embedded news search capability to third party applications, portals and websites. Vendors looking to embed targeted, relevant current news results into their product offerings or to embed current news search functionality into those offerings can find all they are looking for from Rocketinfo. Through our popular Embedded RocketNews search system, the Rocket Comprehensive Desktop Research tool and the soon-to-be-launched Rocket Desktop Alert (provisional name) we give businesses, web sites and people real-time access to news on any topic.

Finally, we provide all types of current news directly to individual consumers. Through our popular RocketNews current news search engine, the Rocket RSS Reader, the recently launched Rocket Desktop, and the soon to be available Comprehensive Desktop, we give people great tools for searching for news on any topic from our up-to-the-minute database of over 18,000 news sources, along with thousands of weblogs. We derive revenue from these consumer services by embedding targeted contextual advertising in our search results.

Since the Internet was commercialized in the mid-90s, it has achieved more rapid adoption than any other new medium, and Rocketinfo's news portal Rocketnews.com is now among the most trusted news sites in the world. Rocketinfo's founders originally started out to make Rocketinfo the premier source of current business news on the Internet. Rocketinfo's products and services are rapidly expanding as our aggressive marketing programs are being initiated, but our original goal remains at the core of our mission today, which is "to deliver current business news faster, better, and cheaper."

Our Q1 2005 and 2004 results show the new business of the Company in its most embryonic stage. The Company had very limited revenue in 2004 as that number is a reflection of the acquisition of Rocket Technologies in the last quarter of 2004 and shows only the revenue that the private Company was producing with little or no marketing budget. And while revenues have increased during this quarter (Q1 2005) we do not expect to see significant increases in revenue until our new products and advertising initiatives are further along in their marketing and sales cycle.

What is important to note, however, is that while Rocket is a relatively unknown Company and technology, it has over the years developed a small but dedicated list of marquee clients who continue to be dedicated users of the Company's products (i.e. Sun Microsystems, Nascar, and the Canadian Department of Foreign Affairs and Trade). The Company is focused upon continuing these relationships and expanding the client base as well as the number of eyeballs on Rocketinfo and its news infomediary tools.

We did not expect to see any major improvement in gross revenue results as a result of these activities in Q1 of 2005. However, what we did expect and are currently seeing is a huge increase in interest in the Company's products and the signing of several new contracts culminating in the signing of the major embedded contract with Canada NewsWire (the CNW Group) in December 2004 and the launching of their major sales program incorporating the Rocket's news product at the end of Q1 2005. The results from the Company's new and existing contracts will begin delivering continuing increases in revenue in Q2 and beyond.

The goals we set for the Company when we launched the marketing program in terms of new contracts and estimated increase of interest for Rocketinfo products and tools have already been met and exceeded. And as our sales and marketing team continues to expand we are reaching and responding to an ever expanding group of interested potential clients. We expect the pace of client signings to continue growing throughout 2005. The new contracts and our existing contracts shall all contribute to increase revenue for 2005 and beyond.

During the past year advertisers addressed the continued shift in users' changing media habits by investing more of their advertising dollars online. With a dedicated and engaged audience utilizing Rocketnews.com and our new Rocket Desktop download we believe Rocketinfo is well positioned to take advantage of this shift. We recently introduced advertising into the Rocketinfo model, and given the incredible growth and rapid expansion in advertiser demand for quality exposure we anticipate that our advertising revenues will be a major contributor to the Company's 2005 revenue.

Our recent contract with targeted internet advertisement supplier Kanoodle represents our first introduction of advertising. The Rocketinfo RSS feeds with content targeted ads from Kanoodle can be created using the RocketNews search engine (www.rocketnews.com) and the Rocket RSS Reader (http://reader.rocketinfo.com). The company has also integrated Kanoodle ads into the recently released Rocket Desktop download. Preliminary results are showing a very good user response to the ads. Our goal for 2005 is to develop an advertising business that delivers the best quality audience, a targeted and effective set of advertising solutions, and high impact results for advertisers.

Innovation and Product Development

As an integral part of the Company's business strategy we have begun to relentlessly focus on our technology and increasing the rate of innovation and product development. The list of detailed accomplishments has been impressive and there are now numerous products, and systems and enhancements that defines our Company including:

Rocket Search Technology
------------------------
We have made many improvements to our core search product including, significantly improving our content scraping and indexing technology to provide more news, more quickly than other competing services. We also added personalization software that dramatically improves the quality and relevance of results through continued usage, effectively "learning" what the end-user is looking for. We believe that these improvements ensure that Rocketinfo solutions provide the most accurate and relevant results all without human intervention or editors.

RocketNews.com Internet News Portal
-----------------------------------
Usage of RocketNews.com, our popular computer generated current news search portal soared to over 5,000,000 hits and search requests a month. Our free RocketNews portal now retains search history and allows full personalization in allows users to obtain current news from over 100,000 business news content sources ( including 18,000 global information sources and 80,000+ RSS/Atom news feeds and Weblog Sources). We were exceedingly pleased when, based upon the comments of many industry analysts and users, RocketNews.com was nominated for a Webby Award in 2004 as the best news portal on the Internet along with the BBC.

Rocket RSS Products
-------------------
When we began developing RSS products and services very few people knew that RSS would become a powerful personal news and information tool. The popular
RocketNews current news search engine can now be used to create dynamic keyword-based RSS feeds for use in any RSS reader, including the company's own Rocket RSS Reader. Since introduction last year over 37,000 registered users now use our RSS products to create personalized search based news feeds. No other search engine service can match RocketRSS for real-time access to such a huge and diverse repository of current news and business information

Rocket Content Database
-----------------------
In the past 2 quarters the Rocket content database grew by over 30%. Rocketinfo now has access to more current news content at lower costs than any other infomediary. Rocketinfo's technology can find, index and distribute our content at lower costs and higher rates of speed than any other infomediaries. We now offer access to over 100,000 sources of current news and business information

(with 18,000 primary sources) Our database includes all of the worlds leading news outlets including Reuters, AP, Bloomberg, the New York Times, BBC as well as content from specialized content providers such as trade journals, industry portals, government filings, specialty magazines and the world's most popular and dynamic weblogs

Rocket Embedded Marketing Strategy
----------------------------------
The Company is fully committed to its new marketing strategy of allowing major application software vendors or value added resellers to include or "embed" our content or search functionality into their products. In aid of this strategy, Rocketinfo is the first search engine to release a `news and business information' search API for general use. Our Search API allows companies to create powerful products that take advantage of our comprehensive current news content repository. It is now clear that next-generation of business applications and services requires embedded search and dynamic access to real-time news & business information and the RocketNews Search API is the first technology to meet this demand. The verification of this strategy was the execution last year of our first major embedded agreement with the CNW Group and their commencement of marketing efforts thereunder at the end of Q1.

Rocket Desktop Search Tools
---------------------------
The recently introduced free Rocket Desktop Search tool (available for download from www.rocketnews.com). This product represents the second of the three pieces in our new Desktop Search Suite and is a lightweight application that provides a convenient, "always-on" way to search for the latest news from the thousands of sources in the Rocketinfo news database. The new Rocket Desktop gives users the ability to create and save searches for up-to-the-minute news from today, the past week or the past month. We also plan to introduce and begin marketing the RocketNews Alert, a revolutionary desktop application that will provide real time news alerts (currently in Beta testing), with access to our premium content and co-market with our popular Desktop Comprehensive Research Tool.

Ongoing Business Plan

The company is focused on several key opportunities ahead.

First, Rocketinfo will focus on building broader exposure to the Company's products designed to generate a significant increase in users of our core products. Today's world is moving from mass media to "my media", a world in which the user is the programmer. Rocketinfo aspires to be essential in our client's lives. To achieve that, we know we must deliver what users want -- when they want, how they want, and where they want. The future of Rocketinfo is the powerful integration of our three pillars: search; content and personalization. By providing these tools to the marketplace we will be able to deliver enhanced value to both our clients and Rocketinfo.

Second, Rocket will seek to expand the reach of our content through an increased array of delivery mechanisms. The continued convergence of broadband and wireless presents a big opportunity for Rocketinfo. We believe that in a connected world users expect their Internet experience across all devices to be seamlessly integrated, and their news content, to be accessible and personalized. Rocketinfo is in an excellent position to enrich the experience of our users across the PC, broadband, and wireless. In the remainder of 2005, Rocketinfo will aggressively help users "mobilize" their Rocketnews experience.

Third, our goal is to further expand our advertising and marketing services by increasing our engaged and valuable audiences and providing the most targeted and contextual suite of marketing solutions. We have recently began our advertising offerings and expect continued growth in 2005. Major marketers are now shifting larger percentages of their advertising budgets online as they recognize that they must reach their audiences in their preferred environments. Rocketinfo is investing for our future in tools, formats, context capabilities and data to help define the next phase of advertising for companies.

The Rocketinfo debut has been very encouraging and promises to continue throughout 2005. The Company now has a seasoned and talented management team and an enthusiastic employee base that continues to help redefine how current news is delivered. We have created a clear framework for our business, and we have been executing against our vision.

Current Operations
------------------
For the period from the Registrant's inception through the end of the reporting period, the Registrant has received revenues only in the last two quarters. Operating activities during the quarter have been related to the commencement of marketing activities related to the Rocketinfo suite of search, competitive intelligence and business intelligence products. The Registrant will continue to implement operations described above to participate in the news infomediary sector and the marketing of related news content infrastructure services.

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

The Registrant has restructured its debt, completed the acquisition of Rocket Technologies and targeted marketing efforts on increasing sales of products related to the new Rocketinfo business model. Management has also decided to hire both additional technical staff to ensure that the Registrant can meet the demands for its products and additional sales and marketing personnel to increase sales. Management believes that cash flow from operations related to the new business model, which is projected to grow significantly during 2005, will be sufficient to allow the Registrant to continue in business in 2005 and beyond.

The Registrant's management and the former management of Rocket Technologies have been operating the new business venture as described above. There is no assurance that the new business venture will prove as successful as anticipated. The Registrant will also seek additional sources of capital through the issuance of debt and equity financing.

The Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future or operate at a profitable level. In order to succeed, the Registrant must obtain customers and generate sufficient revenues so that it can profitably operate. The Registrant in its previous business ventures has been unable to successfully establish and implement and successfully execute its business and marketing strategy. The registrant has limited operating history in the news infomediary sector.

General and administrative expenses
-----------------------------------

General and administrative expenses consist of expenses related to general corporate functions including marketing expenses, professional and consultant service expenses, development costs and travel. The Registrant expects general and administrative expenses to increase as it commences development of Rocketinfo.

General and administrative expenses totaled $466,473 for the three months ending March 31, 2005, compared to $22,817 for the three months ending March 31, 2004. This increase was due to an increase in development, organization, sales and marketing costs associated with the movement into the news infomediary software business.

Net Loss
--------

The Registrant incurred a net loss of $394,473 for the three months ending March 31, 2005, compared to net loss of $22,817 in the three months ending March 31, 2004.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2005 the Registrant's total assets consisted of cash and accounts receivable in the amount of $221,126 and equipment and goodwill of $3,998,230 for total assets of $4,219,356 compared to cash in the amount of $159, equipment in the amount of $3,659 for total assets of $3,818 on March 31, 2004. The Registrant has total liabilities in the amount of $50,000 as of March 31, 2005, compared to $397,092 as of March 31, 2004.

As of March 31, 2005, the Registrant had a working capital surplus of $171,126 and an adjusted accumulated deficit of $3,125,433.

Current funds available to the Registrant are inadequate for it to be fully competitive in the areas in which it intends to operate. The Registrant will need to raise additional funds in order to fully implement its business plan and is currently in the process of raising such funds. The Registrant will attempt to raise approximately $3,000,000 in additional funds over the next 12 months through private placements; however, there can be no assurance that the Registrant will be successful in raising such additional funds. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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


Item 3. Controls and Procedures

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

--------------------------------------------------------------------------------
32. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
(b) Reports on Form 8K
None

SIGNATURES
In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Rocketinfo Inc.

                              /s/ Gary Campbell
                              --------------------------------------------------
                              By: Gary Campbell Chief Executive Officer/Director
                              Date: May 13, 2005


                              /s/ Karl Harz
                              --------------------------
                              By: Karl Harz CFO/Director
                              Date May 13, 2005