Form 10QSB
period 2005-06-30
Rocketinfo Inc.
filed 2005-08-15
CIK 1085203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005.


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


                                      92270
                                   ----------
                                   (Zip Code)

                     Issuer's telephone number (760)328-8988


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of June 30, 2005 23,558,942 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes   [ ]  No [ X ]

                                TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED).................................... 3
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............4
ITEM 3:  CONTROLS AND PROCEDURES..............................................9

                           PART II - OTHER INFORMATION
ITEM 1:  LEGAL PROCEEDINGS...................................................10
ITEM 2:  CHANGES IN SECURITIES AND USES OF PROCEEDS..........................10
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.....................................10
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................10
ITEM 5:  OTHER INFORMATION...................................................11
ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K...................................11
SIGNATURE
PAGE.........................................................................12

                          PART 1. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)


                         ROCKETINFO, INC. AND SUBSIDIARY
                         (FORMERLY ZEPPELIN ENERGY INC.)
                          (A Development Stage Company)

                        Consolidated Financial Statements


                                  June 30, 2005



                                Table of Contents
                                -----------------


Financial Statements:

     Consolidated Balance Sheet as of June 30, 2005
      (Unaudited) and December 31, 2004.....................................F-1

     Consolidated Statement of Operations for the three months and six months ended June 30, 2005 and  2004 (Unaudited).................F-2

     Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2005 and 2004 (Unaudited)..................F-3

     Consolidated Statement of Stockholders' Equity as of
       June 30, 2005 (Unaudited)............................................F-4

     Notes to the Consolidated Statements as of June 30, 2005.............F-5-7

                         ROCKETINFO, INC. AND SUBSIDIARY
                         (FORMERLY ZEPPELIN ENERGY INC.)
                          (A Development Stage Company)

                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                 June 30,              December 31,
                                                                  2005                     2004
                                                               ----------              -----------
                            Assets
                            ------
 Current assets:
   Cash                                                        $   57,616              $   146,982
   Accounts receivable                                            131,951                   38,068
   Prepaid expenses                                                 2,930                        -
                                                               ----------              -----------
                     Total current assets                         192,497                  185,050
                    --------------------
 Equipment, net                                                    23,227                   29,327

 Goodwill                                                       3,975,003                3,975,003
                                                              -----------              -----------
      Total assets                                            $ 4,190,727              $ 4,189,380
                                                              ===========              ===========
                Liabilities and Stockholders' Equity
                ------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities                        15,986                   17,084
   Due to related parties                                               -                   50,000
   Deferred revenues - Note 3                                      34,316                        -
                                                               ----------              -----------
      Total current liabilities                                    50,302                   67,084

 Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized, none issued                                            -                        -
   Common stock, $.001 par value,  95,000,000 shares
     authorized, 23,558,942 shares and 22,303,276 shares
     issued and outstanding respectively                           23,559                   22,303
   Additional paid-in capital                                   7,681,355                6,537,853
   Contributed capital                                            164,875                  157,099
   Common stock subscriptions                                      15,000                  136,000
   Deficit accumulated during the development stage            (3,744,364)              (2,730,959)
                                                               -----------             -----------
     Total stockholders' equity                                 4,140,425                4,122,296
                                                               -----------             -----------
     Total liabilities and stockholders' equity               $ 4,190,727             $  4,189,380
                                                               ===========             ===========


               See accompanying notes to the financial statements

                         ROCKETINFO, INC. AND SUBSIDIARY
                         (FORMERLY ZEPPELIN ENERGY INC.)
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)

                             June 30, 2005 and 2004

                                        Three-month period ended                Six-month period ended
                                                June 30,                                June 30,
                                     -----------------------------           ---------------------------
                                            2005              2004                 2005             2004
Revenues: Sales                           40,444                 -              112,444                -
   Miscellaneous income                      797                 -                  797                -
                                     -----------         ---------            ---------        ---------
                                          41,241                 -              113,241                -

Expenses:
   General and administrative            660,172           122,047            1,126,645          136,533
                                      -----------        ----------          ----------         ---------
     Net loss                           (618,931)         (122,047)          (1,013,404)        (136,533)
                                      ===========        ==========          ==========        ==========

   Basic net loss per share                (0.03)            (0.01)               (0.04)           (0.02)
                                      ===========        ==========          ===========       ==========
   Weighted average common
     shares outstanding               23,306,744         8,982,678           22,897,021        8,982,678
                                      ===========        ==========          ===========       ==========

               See accompanying notes to the financial statements

                         ROCKETINFO, INC. AND SUBSIDIARY
                         (FORMERLY ZEPPELIN ENERGY INC.)
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                             June 30, 2005 and 2004

                                                                   Six-month                Six-month
                                                                  period ended             period ended
                                                                    June 30,                  June 30,
                                                                      2005                      2004
                                                                 -------------            --------------
Cash flows from operating activities:
   Net income (loss)                                              $(1,013,404)                $ (136,533)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation                                                     6,100                        443
       Foreign currency translation                                         -                     (1,852)
       Changes in operating assets and liabilities:
          Accounts receivable                                         (93,883)                         -
          Prepaid expenses                                             (2,930)                  (199,375)
          Accounts payable and accrued liabilities                     (1,099)                    15,148
          Deferred revenues                                            34,316                          -
                                                                 -------------                -----------
            Net cash provided (used) in operating activities       (1,070,900)                  (322,169)

Cash flows from investing activities:
   Purchase of equipment                                                    -                     (3,787)
                                                                 -------------                -----------
Cash flows from financing activities:
   Advances from related parties                                            -                      6,626
   Payments to related parties                                        (50,000)                      (258)
   Proceeds from issuance of common stock, net                      1,144,758                    319,738
   Common stock subscriptions                                        (121,000)                         -
   Contributed capital                                                  7,776                          -
                                                                 -------------                -----------
     Net cash provided (used) by financing activities                 981,534                    326,106
                                                                 -------------                -----------
     Net increase (decrease) in cash                                  (89,366)                       150

Cash at beginning of period                                           146,982                          -
                                                                 -------------                -----------
Cash at end of period                                             $    57,616                 $      150
                                                                 =============                ===========


               See accompanying notes to the financial statements

                         ROCKETINFO, INC. AND SUBSIDIARY
                         (FORMERLY ZEPPELIN ENERGY INC.)
                          (A Development Stage Company)

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)


                               Issued                 Subscribed
                        Common       Common       Common      Common     Additional             Accumulated  Subscriptions  Total
                        Stock        Stock        Stock       Stock        Paid-In   Contributed  (Deficit)   Receivable
                        Shares       Amount$      Shares       Amt$        Capital$    Capital$       $            $           $
                    =============  =========== ===========  ==========  ============ ========== ============= ============ ======

Inception (Octber 2,
 1998)                        -             -            -         -           -            -          -          -            -

Issuance of common
stock                 2,000,000        2,000                                                                                2,000

Common stock
subscriptions                                    6,000,000     6,000                                             (5,488)      512

Net Loss                                                                                              (426)                  (426)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balance
December 31,1998      2,000,000        2,000     6,000,000     6,000           -            -         (426)      (5,488)    2,086

Issuance of stock to
subscribers           6,000,000        6,000    (6,000,000)   (6,000)                                             5,488     5,488

Issuance of common
stock through
Regulation D offering   500,000          500                             102,144           -                              102,644

Net loss                                                                                          (259,663)              (259,663)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31,1999      8,500,000        8,500                             102,144           -      (260,089)              (149,445)

Net loss                                                                                           (80,401)               (80,401)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2000     8,500,000        8,500                             102,144           -      (340,490)              (229,846)

Net Loss                                                                                           (36,509)               (36,509)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2001     8,500,000        8,500                             102,144           -      (376,999)              (266,355)

Net loss                                                                                           (65,167)               (65,167)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2002     8,500,000        8,500                             102,144           -       (442,166)              (331,522)
                                                                                                                               -
Issuance of common
 stock                   20,000           20                              19,980                                           20,000
                                                                                                                               -
Net loss for year                                                                                  (58,935)               (58,935)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2003     8,520,000        8,520                             122,124           -      (501,101)              (370,457)

Stock issued for
Debt                    274,375          274                             548,201                                          548,475
Stock Issued for
services              1,722,785        1,723                             496,377                                          498,100
Stock Issued for
purchae of Rocket
Technologies, Inc.    8,000,000        8,000                           3,582,800                                        3,590,800
Common stock issued
 for cash             2,786,116        2,786                           1,114,351                                        1,117,137
 for Cash             1,000,000        1,000                             674,000                                          675,000
Capital contributed                                                                   157,099                             157,099
Common Stock Subscribed                             90,666   136,000                                                      136,000
Net (Loss) for year                                                                              (2,229,858)           (2,229,858)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2004    22,303,276        22,303       90,666   136,000   6,537,853      157,099    (2,730,959)            4,122,296

Subscription shares
 issued                  90,666            91      (90,666) (136,000)    135,909                                                -

Stock issued for
services                500,000           500                            499,507                                          499,507

Stock issued for cash   615,000           615                            508,136                                          508,751

Stock issued pursuant
 to private placement    50,000            50                             74,950                                           75,000

Stock issue cost                                                         (75,000)                                         (75,000)

Capital contributed                                                                     7,776                               7,776

Common stock subscribed                            50,000    15,000                                                        15,000

Net (loss) for
  the period                                                                                     (1,013,405)           (1,013,405)
                   ------------    ----------  ----------  --------   ----------    ----------   -----------  --------  ---------
Balances
 June 30, 2005       23,558,942        23,559      50,000    15,000    7,681,355      164,875    (3,744,364)            4,140,425
                   ============    ==========  ==========  ========   ==========    ==========   ===========  ======== ==========


             See accompanying notes to the financial statements

                         ROCKETINFO, INC. AND SUBSIDIARY
                         (FORMERLY ZEPPELIN ENERGY INC.)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2005


(1)      Basis of Presentation

         The accompanying financial statements for the six-month period ended June 30, 2005 have been prepared by Rocketinfo, Inc. (formerly Zeppelin Energy Inc.) (the "Company"). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position and results of operations for the period presented. The results of operations for the period ended June 30, 2005 is not necessarily indicative of the results to be expected for the full year. All references to dollar amounts are in US$ unless otherwise identified.


         These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $3,744,364 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

(2)      Basic Loss Per Share

         Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period.

(3)      Accounts receivable, net

         Accounts Receivable summary is listed below.

                                                 6/30/05         12/31/04
                                                 -------         --------

             Gross Amount                       $131,951         $ 38,845
             Allowance for Doubtful Accounts           -             (777)
                                                --------         ---------

             Accounts receivable, net           $131,951         $ 38,068
                                                ========         =========

(4)        Deferred revenues

         Amounts for the services billed in advance are deferred and recognized on a monthly basis corresponding with the reporting period.

                         ROCKETINFO, INC. AND SUBSIDIARY
                         (FORMERLY ZEPPELIN ENERGY INC.)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2005


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

         During the six-month period ended June 30, 2005 no stock options were granted, exercised, forfeited, or expired.

         All of the Company's stock options issued were valued at fair value using an option-pricing model. The fair value of each option issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rates of 2.8% in 2004 dividend yield of 0% in 2004; volatility factors of the expected market price of the Company's stock of 0% in 2004; and the expected life of an option of five years in 2004. The weighted fair value at the date of grant for options granted was $0.00 per share. No stock-based compensation costs were charged to operations during the six-month period ended June 30, 2005.

(6)      Employment Agreement

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

                         ROCKETINFO, INC. AND SUBSIDIARY
                         (FORMERLY ZEPPELIN ENERGY INC.)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2005

(7)      Contingency

         In June 2004, the Company was made aware of a purported claim related to non-payment for services. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position, results of operations or liquidity and, as such, no accrual has been made in the accompanying financial statements.

(8)      Purchase of subsidiary

         During the last quarter of 2004 the Company purchased 100% of its current subsidiary, Rocket Technologies, Inc. The subsidiary was purchased to acquire software technology and client contracts. This value has been reflected in the goodwill on the balance sheet as of June 30, 2005 and December 31, 2004. The terms of the purchase were $400,000 cash and 8,000,000 shares of restricted common stock. The stock was valued at the current market prices discounted for restriction and control, ($1.488 less 1.030 = .45 per share value) for a total stock value of $3,600,000. The total purchase price was $4,000,000. Below is a condensed balance sheet of Rocket Technologies, Inc. at the time of purchase, October 1, 2004.

                  Cash                                        $     1,510
                  Other Current Assets                              1,265
                  Fixed Assets                                     31,422
                  Goodwill                                      3,975,003
                  Current Liabilities                              (9,200)
                                                              ------------

                  Net Equity                                  $ 4,000,000
                                                              ============

         During the six-month period ended June 30, 2005, the Company paid the balance of $50,000 due on acquisition of the subsidiary.

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

Business Strategy
-----------------

Rocketinfo is a "News Infomediary" focusing on delivering a vast range of business and financial news, utilizing proprietary search-related products and services as the delivery mechanism. By "news infomediary" we mean a third-party content syndicator or aggregator who identifies and coordinates the flow of new information about specific and timely events created at many sources and distributes it to many outlets through the use of the web.' Rocketinfo's corporate mission is to deliver more news to any user's device, application or website more quickly, more efficiently and more cost effectively than anyone else.

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

Finally, we provide all types of current news directly to individual consumers. Through our popular RocketNews current news search engine, the Rocket RSS Reader, the recently launched Rocket Desktop, and the soon to be available Comprehensive Desktop, we give people great tools for searching for news on any topic from our up-to-the-minute database of over 16,000 news sources, along with thousands of weblogs. We derive revenue from these consumer services by embedding targeted contextual advertising in our search results.


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

Our Q1 and 2 2005 and 2004 results show the new business of the Company in its most embryonic stage. The Company had very limited revenue in 2004 and Q1 2005 as that number is a reflection of the acquisition of Rocket Technologies in the last quarter of 2004 and shows only the revenue that the private Company was producing with little or no marketing budget. And while revenues have increased during this quarter (Q2 2005) we do not expect to see significant increases in revenue until our new products and advertising initiatives are further along in their marketing and sales cycle.

What is important to note, however, is that while Rocket is a relatively unknown ompany and technology, it has over the years developed a small but dedicated list of marquee clients who continue to be dedicated users of the Company's products (i.e. Sun Microsystems, Nascar, and the Canadian Department of Foreign Affairs and Trade). The Company is focused upon continuing these relationships and expanding the client base as well as the number of users on Rocketinfo and its news infomediary tools.

We did not expect to see any major improvement in gross revenue results as a result of these activities in Q2 of 2005. However, what we did expect and are currently seeing is a increase in interest in the Company's products and the signing of several new contracts culminating in the signing of the major embedded contract with Canada NewsWire (the CNW Group) in December 2004 and the launching of their major sales program incorporating the Rocket's news product in the middle of Q2 2005

The goals we set for the Company when we launched the marketing program in terms of new contracts and estimated increase of interest for Rocketinfo products and tools have already been met and exceeded. And as our sales and marketing team continues to expand we are reaching and responding to an ever expanding group of interested potential clients.

During the past year advertisers addressed the continued shift in users' changing media habits by investing more of their advertising dollars online. With a dedicated and engaged audience utilizing Rocketnews.com and our new Rocket Desktop download we believe Rocketinfo is well positioned to take advantage of this shift.

Innovation and Product Development
----------------------------------
As an integral part of the Company's business strategy we have begun to relentlessly focus on our technology and increasing the rate of innovation and product development. The list of detailed accomplishments has been impressive and there are now numerous products, and systems and enhancements that defines our Company including:

Rocket Search Technology
We have made many improvements to our core search product including, significantly improving our content scraping and indexing technology to provide more news, more quickly than other competing services. We also added personalization software that dramatically improves the quality and relevance of results through continued usage, effectively "learning" what the end-user is looking for.

RocketNews.com Internet News Portal
Usage of RocketNews.com, our popular free computer generated current news search has increase. Our free RocketNews portal now retains search history and allows full personalization in allows users to obtain current news from over 100,000 business news content sources (including 16,000 global information sources and 80,000+ RSS/Atom news feeds and Weblog Sources).

Rocket RSS Products
When we began developing RSS products and services very few people knew that RSS would become a powerful personal news and information tool. The popular
RocketNews current news search engine can now be used to create dynamic keyword-based RSS feeds for use in any RSS reader, including the company's own Rocket RSS Reader. Since introduction last year over 37,000 registered users now use our RSS products to create personalized search based news feeds.

Rocket Content Database
In the past 2 quarters the Rocket content database grew by over 30%. Rocketinfo now has access to more current news content at lower costs than any other infomediary. Rocketinfo's technology can find, index and distribute our content at lower costs and higher rates of speed than any other infomediaries. We now offer access to over 100,000 sources of current news and business information (with 18,000 primary sources)

Rocket Embedded Marketing Strategy
The Company is fully committed to its new marketing strategy of allowing major application software vendors or value added resellers to include or "embed" our content or search functionality into their products. In aid of this strategy, Rocketinfo is the first search engine to release a `news and business information' search API for general use. Our Search API allows companies to create powerful products that take advantage of our comprehensive current news content repository.

Rocket Desktop Search Tools
The recently introduced free Rocket Desktop Search tool (available for download from www.rocketnews.com). This product represents the second of the three pieces in our new Desktop Search Suite and is a lightweight application that provides a convenient, "always-on" way to search for the latest news from the thousands of sources in the Rocketinfo news database. The new Rocket Desktop gives users the ability to create and save searches for up-to-the-minute news from today, the past week or the past month.

Ongoing Business Plan
---------------------
The company is focused on several key opportunities ahead.

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

The Registrant has restructured its debt, completed the acquisition of Rocket Technologies and targeted marketing efforts on increasing sales of products related to the new Rocketinfo business model. Management has also decided to hire both additional technical staff to ensure that the Registrant can meet the demands for its products and additional sales and marketing personnel to increase sales. Management believes that cash flow from operations related to the new business model, which is projected to grow during 2005, will be sufficient to allow the Registrant to continue in business in 2005 and beyond.

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

General and administrative expenses totaled $660,172 for the three months ending June 30, 2005, compared to $136,533 for the three months ending June 30, 2004. This increase was due to an increase in development, organization, sales and marketing costs associated with the movement into the news infomediary software business.

Net Loss
--------

The Registrant incurred a net loss of $618,931 for the three months ending June 30, 2005, compared to net loss of $122,047 in the three months ending June 30, 2004.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2005 the Registrant's total assets consisted of cash and accounts receivable in the amount of $192,497 and equipment and goodwill of $3,998,230 for total assets of $4,190,727 compared to cash and accounts receivable in the amount of $150, for total assets of $202,869 on June 30, 2004.The Registrant has total liabilities in the amount of $50,302 as of June 30, 2005, compared to $391,973 as of June 30, 2004.

As of June 30, 2005, the Registrant had a working capital surplus of $141,511 and an adjusted accumulated deficit of $3,744,364.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
In June 2005 the Company was made aware of a purported claim for non payment of services in the amount of $50,000 from a period from 1998 to 2000. The Company feels there is no merit in the claim and has defended.

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
(a)      Exhibits


Exhibit Number          Description
--------------------------------------------------------------------------------

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule ,13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------
31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------
32. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
(b) Reports on Form 8K
None

SIGNATURES
In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Rocketinfo Inc.

                              /s/ Gary Campbell
                              --------------------------------------------------
                              By: Gary Campbell Chief Executive Officer/Director
                              Date: August 15, 2005


                              /s/ Karl Harz
                              --------------------------
                              By: Karl Harz CFO/Director
                              Date August 15, 2005