Form 10QSB
period 2005-09-30
Rocketinfo Inc.
filed 2005-11-14
CIK 1085203

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


 [ X ]   QUARTERLY   REPORT   UNDER   SECTION   13  OR 15(d)  OF THE  SECURITIES
         EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005.


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


                                      92270
                                   ----------
                                   (Zip Code)

                     Issuer's telephone number (760)328-8988


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of September 30, 2005 26,352,041 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes   [ ]  No [ X ]

                                TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)..................................... 3
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............ 4
ITEM 3:  CONTROLS AND PROCEDURES.............................................. 8

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

                                      -2-

                          PART 1. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)


                         ROCKETINFO, INC. AND SUBSIDIARY
                         (FORMERLY ZEPPELIN ENERGY INC.)


                        Consolidated Financial Statements


                               September 30, 2005



                                Table of Contents
                                -----------------

Financial Statements:

     Consolidated Balance Sheet as of September 30, 2005 (Unaudited) and
                         December 31, 2004..................................F-1

     Consolidated Statement of Operations for the three months and nine months ended September 30, 2005 and  2004 (Unaudited).....F-2

     Consolidated Statements of Cash Flows for the nine months ended
                         September 30, 2005 and 2004 (Unaudited)............F-3

     Consolidated Statement of Stockholders' Equity as of
                         September 30, 2005 (Unaudited).....................F-4

     Notes to the Consolidated Statements as of September 30, 2005........F-5-7

                         ROCKETINFO, INC. AND SUBSIDIARY
                         (FORMERLY ZEPPELIN ENERGY INC.)
                                  Balance Sheet
                                   (Unaudited)

                                                           September 30,               December 31,
                                                               2005                        2004
                                           Assets
                                           ------
Current assets:
  Cash                                                      $     9,916                 $   146,982
  Accounts receivable, net - Note 3                             121,222                      38,068
                                                            -----------                 -----------

    Total current assets                                        131,138                     185,050

 Equipment, net                                                  22,728                      29,327

 Goodwill                                                     3,975,003                   3,975,003
                                                            -----------                 -----------

    Total assets                                            $ 4,128,869                 $ 4,189,380
                                                            ===========                 ===========

                            Liabilities and Stockholders' Equity
                            ------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                       20,181                      17,084
  Due to related parties                                              -                      50,000
  Deferred revenues - Note 4                                     22,332                           -
                                                            -----------                 -----------

    Total current liabilities                                    42,513                      67,084

 Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, none issued                                           -                           -
  Common stock, $.001 par value,  95,000,000 shares
    authorized, 26,352,041 shares and 22,303,276 shares
    issued and outstanding respectively                          26,351                      22,303
  Additional paid-in capital                                  8,409,123                   6,537,853
  Contributed capital                                           164,875                     157,099
  Common stock subscriptions                                          -                     136,000
  Deficit accumulated during the development stage           (4,513,993)                 (2,730,959)
                                                            -----------                 -----------

    Total stockholders' equity                                4,086,356                   4,122,296
                                                            -----------                 -----------

    Total liabilities and stockholders' equity              $ 4,128,869                 $ 4,189,380
                                                            ===========                 ===========

    The accompanying notes are an integral part of these financial statements

                         ROCKETINFO, INC. AND SUBSIDIARY
                         (FORMERLY ZEPPELIN ENERGY INC.)
                            Statements of Operations
                                   (Unaudited)

                           SEPTEMBER 30, 2005 AND 2004


                                     Three-month period ended     Nine-month period ended
                                           September 30,                September 30,
                                     ------------------------    ------------------------
                                        2005         2004            2005          2004
                                     ----------   -----------    ----------    ----------

Revenues: Sales                          71,202             -       183,646             -
  Miscellaneous income                        -             -           797             -
                                     ----------   -----------    ----------    ----------
                                         71,202             -       184,443             -

Expenses:
  General and administrative            840,831       498,219     1,967,477       642,494
                                     ----------   -----------    ----------    ----------

    Net loss                           (769,629)     (498,219)   (1,783,034)     (642,494)
                                     ==========   ===========    ==========    ==========

  Basic net loss per share                (0.03)        (0.04)        (0.08)        (0.04)
                                     ==========   ===========    ==========    ==========

  Weighted average common
    shares outstanding               23,558,942    13,234,019    23,120,084    14,542,680
                                     ==========   ===========    ==========    ==========



   The accompanying notes are an integral part of these financial statements

                         ROCKETINFO, INC. AND SUBSIDIARY
                         (FORMERLY ZEPPELIN ENERGY INC.)
                            Statements of Cash Flows
                                   (Unaudited)

                           SEPTEMBER 30, 2005 AND 2004

                                                                  Nine-month              Nine-month
                                                                 period ended            period ended
                                                                 September 30,           September 30,
                                                                     2005                     2004
                                                                 -------------           -------------
Cash flows from operating activities:
 Net income (loss)                                            $     (1,783,034)       $       (642,494)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                        6,599                       -
     Changes in operating assets and liabilities:
       Accounts receivable                                             (83,154)                      -
       Deferred expenses                                                     -                (610,854)
       Deposit on Rocketinfo-Canada                                          -                (200,000)
       Accounts payable and accrued liabilities                          3,097                (200,711)
       Deferred revenues                                                22,332                       -
                                                                 -------------          --------------
          Net cash provided (used) in operating activities          (1,834,160)             (1,654,059)

Cash flows from investing activities:
 Purchase of equipment                                                       -                       -
                                                                 -------------          --------------

Cash flows from financing activities:
 Loans payable                                                               -                 (25,000)
 Advances from related parties                                               -                  18,521
 Payments to related parties                                           (50,000)                      -
 Proceeds from issuance of common stock, net                         1,875,318               5,677,960
 Common stock subscriptions                                           (136,000)             (4,000,000)
 Contributed capital                                                     7,776                       -
                                                                 -------------          --------------
          Net cash provided (used) by financing activities           1,697,094               1,671,481
                                                                 -------------          --------------
          Net increase (decrease) in cash                             (137,066)                 17,422

Cash at beginning of period                                            146,982                       -
                                                                 -------------          --------------
Cash at end of period                                         $          9,916        $         17,422
                                                                 =============          ==============



 The accompanying notes are an integral part of these financial statements

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
                        Shares       Amount$      Shares       Amt$        Capital$    Capital$       $            $           $
                    =============  =========== ===========  ==========  ============ ========== ============= ============ ======

Inception (Octber 2,
 1998)                        -             -            -         -           -            -          -          -            -

Issuance of common
stock                 2,000,000        2,000                                                                                2,000

Common stock
subscriptions                                    6,000,000     6,000                                             (5,488)      512

Net Loss                                                                                              (426)                  (426)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balance
December 31,1998      2,000,000        2,000     6,000,000     6,000           -            -         (426)      (5,488)    2,086

Issuance of stock to
subscribers           6,000,000        6,000    (6,000,000)   (6,000)                                             5,488     5,488

Issuance of common
stock through
Regulation D offering   500,000          500                             102,144           -                              102,644

Net loss                                                                                          (259,663)              (259,663)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31,1999      8,500,000        8,500                             102,144           -      (260,089)              (149,445)

Net loss                                                                                           (80,401)               (80,401)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2000     8,500,000        8,500                             102,144           -      (340,490)              (229,846)

Net Loss                                                                                           (36,509)               (36,509)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2001     8,500,000        8,500                             102,144           -      (376,999)              (266,355)

Net loss                                                                                           (65,167)               (65,167)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2002     8,500,000        8,500                             102,144           -       (442,166)              (331,522)
                                                                                                                               -
Issuance of common
 stock                   20,000           20                              19,980                                           20,000
                                                                                                                               -
Net loss for year                                                                                  (58,935)               (58,935)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2003     8,520,000        8,520                             122,124           -      (501,101)              (370,457)

Stock issued for
Debt                    274,375          274                             548,201                                          548,475
Stock Issued for
services              1,722,785        1,723                             496,377                                          498,100
Stock Issued for
purchae of Rocket
Technologies, Inc.    8,000,000        8,000                           3,582,800                                        3,590,800
Common stock issued
 for cash             2,786,116        2,786                           1,114,351                                        1,117,137
 for Cash             1,000,000        1,000                             674,000                                          675,000
Capital contributed                                                                   157,099                             157,099
Common Stock Subscribed                             90,666   136,000                                                      136,000
Net (Loss) for year                                                                              (2,229,858)           (2,229,858)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2004    22,303,276        22,303       90,666   136,000   6,537,853      157,099    (2,730,959)            4,122,296

Subscription shares
 issued                  90,666            91      (90,666) (136,000)    135,909                                                -

Stock issued for
services              1,531,334         1,531                          1,014,036                                        1,015,567

Stock issued for cash 2,376,765         2,376                            721,375                                          723,751

Stock issued pursuant
 to private placement    50,000            50                             74,950                                           75,000

Stock issue cost                                                         (75,000)                                         (75,000)

Capital contributed                                                                     7,776                               7,776

Common stock subscribed                                 -         -                                                             -

Net (loss) for
  the period                                                                                     (1,783,034)           (1,783,034)
                   ------------    ----------  ----------  --------   ----------    ----------   -----------  --------  ---------
Balances
September 30, 2005   26,352,041        26,351           -         -    8,409,123      164,875    (4,513,993)            4,086,356
                   ============    ==========  ==========  ========   ==========    ==========   ===========  ======== ==========


 The accompanying notes are an integral part of these financial statements

                         ROCKETINFO, INC. AND SUBSIDIARY
                         (FORMERLY ZEPPELIN ENERGY INC.)
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 2005

(1)      Basis of Presentation

         The accompanying financial statements for the nine-month period ended September 30, 2005 have been prepared by Rocketinfo, Inc. (formerly Zeppelin Energy Inc.) (the "Company"). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position and results of operations for the period presented. The results of operations for the period ended September 30, 2005 is not necessarily indicative of the results to be expected for the full year. All references to dollar amounts are in US$ unless otherwise identified.


         These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $4,513,993 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

(2)      Basic Loss Per Share

         Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period.

(3)      Accounts receivable, net

         Accounts Receivable summary is listed below
                                                            9/30/05  12/31/04

                      Gross Amount                         $121,222  $ 38,845
                      Allowance for Doubtful Accounts             -      (777)
                                                           --------  ---------

                      Accounts receivable, net             $121,222  $ 38,068
                                                           ========  ========

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

                               September 30, 2005


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

         During the nine-month period ended September 30, 2005 no stock options were granted, exercised, forfeited, or expired.

         All of the Company's stock options issued were valued at fair value using an option-pricing model. The fair value of each option issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rates of 2.8% in 2004 dividend yield of 0% in 2004; volatility factors of the expected market price of the Company's stock of 0% in 2004; and the expected life of an option of five years in 2004. The weighted fair value at the date of grant for options granted was $0.00 per share. No stock-based compensation costs were charged to operations during the nine-month period ended September 30, 2005.

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

                  Cash                                        $     1,510
                  Other Current Assets                              1,265
                  Fixed Assets                                     31,422
                  Goodwill                                      3,975,003
                  Current Liabilities                              (9,200)
                                                              ------------

                  Net Equity                                  $ 4,000,000
                                                              +==========

         During the nine-month period ended September 30, 2005, the Company paid the balance of $50,000 due on acquisition of the subsidiary.

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

Business Strategy
-----------------

Rocketinfo is a "News Infomediary" focusing on delivering a vast range of business and financial news, utilizing proprietary search-related products and services as the delivery mechanism. By "news infomediary" we mean a third-party content syndicator or aggregator who identifies and coordinates the flow of new information about specific and timely events created at many sources and distributes it to many outlets through the use of the web. Rocketinfo's corporate mission is to deliver more news to any user's device, application or website more quickly, more efficiently and more cost effectively than anyone else.

Rocketinfo has three lines of business:

Firstly we provide individuals and businesses with access to real time news utilizing our search systems. The company's corporate clients use Rocketinfo's products for intelligence gathering, research, as well as for real-time news and media monitoring.

Secondly we deliver embedded news search capability to third party applications, portals and websites. Vendors looking to embed targeted, relevant current news results into their product offerings or to embed current news search functionality into those offerings can find all they are looking for from Rocketinfo. Through our RocketNews search system, the Rocket Comprehensive Desktop Research tool and the Rocket Comprehensive Desktop we give businesses, web sites and people real-time access to news on any topic.

Finally, we provide all types of current news directly to individual consumers. Through RocketNews current news search engine, the Rocket RSS Reader, the recently launched Rocket Desktop, and the Comprehensive Desktop, we give people tools for searching for news on any topic from our up-to-the-minute database of over 16,000 news sources, along with thousands of weblogs. We derive revenue from these consumer services by embedding targeted contextual advertising in our search results.

Our 2004 and Q1,Q2 and Q3 of 2005 results show the new business of the Company in its early stages. The Company had very limited revenue in 2004 and Q1 2005 as that number is a reflection of the acquisition of Rocket Technologies in the last quarter of 2004 and shows only the revenue that the private Company was producing with little or no marketing budget. And while revenues have increased slightly during this quarter (Q3 2005) we had expected to see more significant increases in revenue as a result of our earlier shift to enterprise sales and as a result of hiring a new team of sales consultants. However we have been continuing with our advertising initiatives and expect to see increases as they move further along in their marketing and sales cycle.

While Rocket is a relatively unknown Company and technology, it has over the years developed a small but dedicated list of marquee clients who continue to be dedicated users of the Company's products. We had anticipated that the Company's new sales team would expand the client base as well as the number of users on Rocketinfo and its news infomediary tools. Unfortunately, despite significant expenditures related to the sales consultants, revenues were significantly below their projections for the quarter. .

We expected to see a major improvement in gross revenue results as a result of the enterprise sales activities in Q2 and Q3 of 2005. However, we did not see any improvement in gross revenue as a result of their efforts and did not see an increase in interest in the Company's products. Accordingly, during October, the Company terminated all consultants associated with the enterprise sales program

The goals we set for the Company when we launched the sales and marketing program in terms of new contracts and estimated increase of interest for Rocketinfo products and tools were not met during Q3.

During the past year advertisers addressed the continued shift in users' changing media habits by investing more of their advertising dollars online. With a dedicated and engaged audience utilizing Rocketnews.com and Rocket Desktop download we believe Rocketinfo is well positioned to take advantage of this shift. We have been seeing a continued increase in interest in our advertising initiatives and expect to focus on this area more directly in the future as a means of generating revenue.


Innovation and Product Development

As an integral part of the Company's business strategy we continue to focus on our technology and increasing the rate of innovation and product development. The list of detailed accomplishments has been impressive and there are now numerous products, and systems and enhancements that defines our Company including:

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

Rocket Content Database
In the past 3 quarters the Rocket content database grew by over 35%. Rocketinfo now has access to more current news content at lower costs than any other infomediary. Rocketinfo's technology can find, index and distribute our content at lower costs and higher rates of speed than any other infomediaries. We now offer access to over 100,000 sources of current news and business information (with 16,000 primary sources).

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

Rocket Desktop Search Tools
The recently introduced free Rocket Desktop Search tool (available for download from www.rocketinfo.com).. This product represents the second of the three pieces in our new Desktop Search Suite and is a lightweight application that provides a convenient, "always-on" way to search for the latest news from the thousands of sources in the Rocketinfo news database. The new Rocket Desktop gives users the ability to create and save searches for up-to-the-minute news from today, the past week or the past month.

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

Third, our major goal is to further expand our advertising and marketing services by increasing the number of users of Rocket products and therefore increasing the number of individuals exposed to the advertising we embed in our services.

Current Operations

For the period from the Registrant's inception through the end of the reporting period, the Registrant has received revenues only in the last three quarters. Operating activities during the quarter have been related to the sales and marketing activities related to the Rocketinfo suite of search, competitive intelligence and business intelligence products. The Registrant will cease direct sales operations described above and concentrate on delivery of contextual advertising in our suite of products.

The Registrant utilizes the services of full time employees, its Officers and Directors and experienced industry consultants to conduct business. Additionally, the Company has been attempting to negotiate financing with which to continue and expand its business operations. The Company will not be able to pursue the marketing of its products as aggressively as planned if it is not able to secure additional financing.

The Registrant has restructured its debt, completed the acquisition of Rocket Technologies and targeted marketing efforts on increasing sales of products related to the new Rocketinfo business model. Management has also decided to hire both additional technical staff to ensure that the Registrant can meet the demands for its products and additional marketing personnel to increase sales. Management believes that cash flow from operations related to the new business model, which is projected to grow during 2005, will be sufficient to allow the Registrant to continue in business in 2005 and beyond.

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

General and administrative expenses totaled $840,831 for the three months ending September 30, 2005, compared to $498,219 for the three months ending September 30, 2004. This increase was due to an increase in development, organization, sales and marketing costs associated with the movement into the news infomediary software business.

Net Loss
--------

The Registrant incurred a net loss of $769,629 for the three months ending September 30, 2005, compared to net loss of $498,219 in the three months ending September 30, 2004.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2005 the Registrant's total assets consisted of cash and accounts receivable in the amount of $131,138 and equipment and goodwill of $3,997,731 for total assets of $4,128,869 compared to cash and accounts receivable in the amount of $17,422, and total assets of $828,276 on September 30, 2004. The Registrant has total liabilities in the amount of $42,513 as of September 30, 2005, compared to $163,267 as of September 30, 2004.

As of September 30, 2005, the Registrant had a working capital surplus of $88,625 and an adjusted accumulated deficit of $4,513,993.

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

                              Rocketinfo Inc.

                              /s/ Gary Campbell
                              --------------------------------------------------
                              By: Gary Campbell Chief Executive Officer/Director
                              Date: November 14, 2005


                              /s/ Karl Harz
                              --------------------------
                              By: Karl Harz CFO/Director
                              Date November 14, 2005