Form 10KSB
period 2005-12-31
Rocketinfo Inc.
filed 2006-04-17
CIK 1085203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 for the fiscal year ended December 31,2005.


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


                       27 Oakmont Drive, Rancho Mirage, CA
                   ------------------------------------------
                    (address of principal executive offices)


                                      92270
                                   ----------
                                   (Zip Code)


                     Issuer's telephone number 877-511-4636

   Securities registered under Section 12(b) of the Exchange Act: NONE


     Securities registered under Section 12(g) of the Exchange Act:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's consolidated and combined revenues for its most recent fiscal year:
$211,396

As of March 31, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates (assuming that the issuer's only affiliates are its officers, directors and 10% or greater stockholders) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, was $9,065,549

As of March 31, 2006 the number of shares outstanding of the issuer's common shares was 41,207,041.


                     Documents incorporated by reference: 8K

Transitional Small Business Disclosure Format (Check one): [ ]Yes [X]No

                                TABLE OF CONTENTS

PART 1
Item 1     DESCRIPTION OF BUSINESS                                     3
Item 2.    DESCRIPTION OF PROPERTY                                     9
Item 3.    LEGAL PROCEEDINGS                                           9
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        10
PART II
Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS   10
Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  11
Item 7.    FINANCIAL STATEMENTS                                       13
Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                   26
Item 8A.   CONTROLS AND PROCEDURES                                    27
Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT 27

PART III
Item 10.   EXECUTIVE COMPENSATION                                     31
Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS                 32
Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             34
Item 13.   EXHIBITS AND REPORTS ON FORM 8-K                           34
Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                     35

SIGNATURES                                                            35

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


(a) Business Development.

Rocketinfo Inc., a Delaware company incorporated in October 1998, has its executive offices at 207 - 2675 S. Jones Blvd., Las Vegas, NV 89146, USA. The telephone number is 877-511-4636.

Through December 31, 2006, the Company has generated $211,396 in revenues from operations.


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

Rocketinfo's infomediary services include a combination of next-generation search technologies, unique and proprietary approaches to the extraction of valuable business information, and an extensive range of delivery tools,
(including RSS). The Rocketinfo search engine draws from the Company's continuously updated index of over 16,000 Internet sites, 80,000 RSS and Weblog sources as well as client-defined content channels. At the core of the Rocketinfo offering is a robust, proprietary search engine and its extensive content database.

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

o A high-performance content storage system that uses advanced, proprietary indexing, clustering and compression technology to allow the content to be searched quickly without relying on expensive computing resources. Keyword and concept search flexibility, combined with parametric search controls offer unlimited size, scope and precision in the creation of the search expressions, without impacting performance.

o Proprietary intelligent analytical tools improve the search and analysis process by utilizing a "Knowledge Builder" module that helps users define and extend the terms and scope of their search. Sophisticated ranking algorithms power a relevancy engine to ensure that only truly relevant content is presented for further refinement and analysis. A specialized learning engine allows users to provide feedback to a neural network that increases the relevance of the results.

o Rocketinfo's multi-channel delivery system supports web publishing, e-mail newsletters to both connected and wireless devices, desktop alerts and XML data feeds that can be integrated with other applications. The company's autonomous processing technology allows relevant information to be collected, analyzed and delivered without the need for direct user intervention.

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

RocketNews.com

In order to showcase the search result accuracy, low cost of deployment and scalability of our technologies, Rocketinfo launched RocketNews in October 2000. RocketNews is one of the first `current' news search engines on the Internet
(www.rocketnews.com). Powered by Rocket's core search technology, the public site provides a completely software-driven breaking news portal updated every 15 minutes. Users are able to search for news from 16,000 Internet news sites, using a combination of advanced Boolean expressions and parametric controls. RocketNews handles several million search requests a month, using a cluster of Intel-based Dell servers. Calculated over one year, the cost per search request, including equipment and network connectivity, is approximately 0.0001875 cents. RocketNews was nominated for best News Search Engine in 2003 and for a Webby Award for best Internet News Site in 2004. The Company is currently beginning to advertise on RocketNews.com.


Rocketinfo RSS Reader
Rocketinfo has developed a web-based RSS Reader capable of managing and viewing hundreds of feeds for each individual user. The RSS Reader is able to process RSS feeds published in the 0.91, 1.0 and 2.0 standards as well as the newer ATOM publishing standard. The reader provides a number of features not found in competing products including search tools for finding RSS feeds and the ability to create personalized feeds. The Rocketinfo RSS Reader has been deployed as a free service (http://reader.rocketinfo.com) since March 2004. More than 35,000 users have signed up for the service.

Rocketinfo Desktop

The Company has been developing and testing the RocketNews Desktop, a free desktop search tool with embedded advertisements. The Company introduced the preliminary version of the advanced "researcher" product to its rocketnews.com web site for download by our web site users on February 22nd, 2006.

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

Over the last twelve months, management has taken the steps described above to create a successful business model for the Registrant. Management responded to the lack of sales revenue from its resource business with the termination of the previous oil and gas business activities. The Registrant has also restructured its debt, completed the acquisition of Rocket Technologies and targeted marketing efforts on increasing sales of products related to the new Rocketinfo business model. Management has also decided to hire both additional technical staff to ensure that the Registrant can meet the demands for its products and additional sales and marketing personnel to increase sales. Management believes that cash flow from operations related to the new business model, which is projected to grow significantly during 2006, will be sufficient to allow the Registrant to continue in business in 2006 and beyond.

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

EMPLOYEES

Currently, the Company has 8 employees and full time consultants, some of whom are also current officers. All of the employees are employed on a full time basis, and are paid salaries. None of the employees are represented by a collective bargaining agreement.


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

(a) The Company's principal  administrative  offices were located at: 207 - 2675
S. Jones Blvd., Las Vegas, NV 89146, USA, which consisted of one office. This lease expired in June 2005 and the Company moved its offices back to 27 Oakmont Drive, Rancho Mirage, CA 92270. The Company's North Vancouver development office was closed during the year.

(b) Investment Policies.

The Company has no policy on investments in real estate or interests in real estate, investments in real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

(c) Description of Real Estate and Operating Data.

The Company does not hold or intend to acquire any real estate.

ITEM 3.  LEGAL PROCEEDINGS.

o Hendry Warren LLP claim for CDN $10,000. Hendry Warren a Canadian accounting firm is claiming for work allegedly performed for the Company. The Court has ordered Mr. Warren to bring on an application to show that his action should not be struck. The Company does not expect to incur any liability.
o Moskowitz Altman & Hughes claim for USD $50,313.88. Mr. Moskowitz claims against the Company for work allegedly done for the Company as an attorney from 1999 to 2001. The Company has requested copies of the invoices showing the nature of the work performed. The invoices have not been provided and the Company cannot evaluate the claim without the requested information. The matter is proceeding through the document discovery process.

o Freeman & Davis claim for USD $34,040.86 for services performed as auditors for the Company from 1999 to 2000 or $52,764.91 with interest since 1999. The action is in the preliminary stages and cannot be evaluated without significant further information.
o Jetpack Creative claim for CDN $22,585 for design services was awarded to the plaintiff when the Company failed to attend a settlement conference. The Company has applied to set aside the award and the matter is set down for May 25th, 2006. The Company expects to prevail, as is the practice in Cdn Small Claims Court.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2005, through solicitation of proxies or otherwise.


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

         QUARTER ENDED                      LOW PRICE       HIGH PRICE
         -------------                      ---------         --------

         March 31, 2004                     $0.30             $1.04
         June 30, 2004                      $0.25             $0.83
         September 30, 2004                 $0.26             $2.75
         December 31, 2004                  $1.82             $3.00

         March 31, 2005                     $1.85             $3.39
         June 30, 2005                      $1.30             $2.95
         September 30, 2005                 $0.46             $1.45
         December 31, 2005                  $0.16             $0.56

         (Source: YAHOO Finance; RKTI.OB; Historical Prices)

As of December 31, 2005, there were approximately 189 holders of record of the Company's common stock.

The Company has not paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings that it may realize in the foreseeable future to finance its operations.

The following table sets forth the information as at December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

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

During the year ended December 31, 2005, the Company received $819,375 in cash for 4,376,765 shares of restricted common stock that were issued in the offering pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended.

During the year 2005 the Company issued 3,091,334 shares of restricted common stock for debts of $1,297,476.

From January, 2005 through December 2005 the Company issued 7,545,000 shares for $1,176,208 additional paid in capital and 3,300,000 shares for $514,444 additional paid in capital subsequent to year end pursuant to the price guarantee clause of the previous offerings pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended.

During December 2005 the Company issued 1,500,000 shares of common stock pursuant to a contractual obligation to an Officer and Director a further 500,000 shares were issued subsequent to year end all pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended. These were delivered to the Officer and Director after the close of the year.

There have been no other issuances of common and/or preferred stock during the year ended December 31, 2005.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operations
------------------

For the period from the Registrant's inception through the end of the reporting period, the Registrant has received $211,396 in consolidated and combined revenues. Operating activities during the quarter have been related primarily to establishing the management and operating infrastructure, as well as the negotiation and execution of the above described agreements with Rocket
Technologies and the commencement of marketing activities related to the Rocketinfo suite of search, competitive intelligence and business intelligence products. The Registrant will continue to implement operations described above to participate in the search sector and the marketing of related infrastructure services.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                                            2005              2004
                                            ----              ----

TOTAL CURRENT ASSETS                       75,734            185,050
TOTAL CURRENT LIABILITIES                  175,174            67,084

WORKING CAPITAL SURPLUS/ (DEFICIENCY)      (99,431)         117,966

The working capital surplus has decreased by $ 235,932 from December 31, 2004 to December 31, 2005. Cash increased by $146,982 over the same period. The decrease in working capital surplus and decrease in cash was substantially due to expenses generated by the Registrant in expanding its sales operations. It is anticipated that additional funding for the next twelve months will be required to achieve the objectives of the Company's current business plan. Attempts are ongoing to raise funds through various equity mechanisms. The Company will also consider using use various debt instruments as well as public offerings to raise such capital as is needed to supplement the revenue of the Company during 2006.


General and administrative expenses
-----------------------------------

General and administrative expenses increased from $2,311,363 to $2,533,080, an increase of $221,717, over 2004. This increase was due to an increase in costs associated with the commencement and expansion of operations in the search software business.


Net Loss
--------

The Company's net loss increased from $2,229,858 in 2004 to $2,333,113 in 2005 due to costs associated with the commencement an expansion of operations in the search software business. At December 31, 2005 the Company had a stockholders' deficit of $5,064,072. The Company is currently in its operating stage and has expended a substantial amount of funds to date. The sales of the Company for fiscal years 2004 and 2005 were respectively $83,600 and $211,396.

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

ITEM 7. FINANCIAL STTEMENTS

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
 ------------------------
      PCAOB REGISTERED



           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------



    To the Board of Directors
    Rocketinfo, Inc.
    Las Vegas, Nevada

    We have audited the accompanying balance sheet of Rocketinfo, Inc. as of December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocketinfo, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the then ended, in conformity with accounting principles generally accepted in the United States of America.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had a net loss since inception this raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





    /s/  Moore & Associates, Chartered

    Moore & Associates Chartered
    Las Vegas, Nevada
    April 15, 2006



  2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511
  ------------------------------------------------------------------
  Fax (702) 253-7501
  ------------------

                         ROCKETINFO, INC. AND SUBSIDIARY
                                 Balance Sheets


                           DECEMBER 31, 2005 AND 2004

                                                                                     2005                    2004
                                                                                ------------             ------------
                                 Assets
                                 ------
   Current assets:
       Cash                                                                      $     18,345            $    146,982
       Accounts receivable, net - Note 1(j)                                            57,389                  38,068
                                                                                -------------             -----------
           Total current assets                                                        75,734                 185,050

   Equipment, net                                                                      45,715                  29,327

   Goodwill                                                                         3,975,003               3,975,003
                                                                                -------------             -----------
           Total assets                                                          $  4,096,452            $  4,189,380
                                                                                =============             ===========

                    Liabilities and Stockholders' Equity
                    ------------------------------------

  Current liabilities:
      Accounts payable and accrued liabilities - Note 4                               143,453                  17,084
      Due to related parties - Note 5                                                      -                   50,000
      Deferred revenues - Note 1(k)                                                    11,511                    -
      Loan payable - Note 3                                                            20,210                    -
                                                                                -------------             -----------
          Total current liabilities                                                   175,174                  67,084

   Stockholders' equity:
       Preferred stock, $.001 par value, 5,000,000 shares
           authorized, none issued                                                         -                     -
       Common stock, $.001 par value, 95,000,000 shares
           authorized, 37,407,041 shares and 22,303,276 shares
           issued and outstanding respectively                                         37,407                  22,303
      Additional paid-in capital                                                    8,783,068               6,537,853
      Contributed capital                                                             164,875                 157,099
      Common stock subscriptions                                                          -                   136,000
      Deficit accumulated during the development stage                             (5,064,072)             (2,730,959)
                                                                                --------------            -----------
      Total stockholders' equity                                                    3,921,278               4,122,296
                                                                                --------------            -----------
      Total liabilities and stockholders' equity                                 $  4,096,452            $  4,189,380
                                                                                ==============            ===========

      Susequent event - Note 6





    The accompanying notes are an integral part of these financial statements

                         ROCKETINFO, INC. AND SUBSIDIARY

                            Statements of Operations

                           DECEMBER 31, 2005 AND 2004

                                                                              2005                              2004
                                                                         -----------                       ------------
  Revenues: Sales                                                           210,599                             83,600
      Miscellaneous income                                                      797                                -
                                                                         -----------                       ------------
                                                                            211,396                             83,600


  Expenses:
      Depreciation                                                           11,429                              2,095
      General and administrative                                          2,533,080                          2,311,363
                                                                         -----------                       ------------
          Total expenses                                                  2,544,509                          2,313,458


          Net loss                                                       (2,333,113)                        (2,229,858)
                                                                         ===========                       ============


      Basic net loss per share                                               (0.10)                             (0.17)
                                                                         ===========                       ============

      Weighted average common
          shares outstanding                                             23,230,700                         12,924,922
                                                                         ===========                       ============










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
                        Shares       Amount$      Shares       Amt$        Capital$    Capital$       $            $           $
                    =============  =========== ===========  ==========  ============ ========== ============= ============ ======

Inception (Octber 2,
 1998)                        -             -            -         -           -            -          -          -            -

Issuance of common
stock                 2,000,000        2,000                                                                                2,000

Common stock
subscriptions                                    6,000,000     6,000                                             (5,488)      512

Net Loss                                                                                              (426)                  (426)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balance
December 31,1998      2,000,000        2,000     6,000,000     6,000           -            -         (426)      (5,488)    2,086

Issuance of stock to
subscribers           6,000,000        6,000    (6,000,000)   (6,000)                                             5,488     5,488

Issuance of common
stock through
Regulation D offering   500,000          500                             102,144           -                              102,644

Net loss                                                                                          (259,663)              (259,663)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31,1999      8,500,000        8,500                             102,144           -      (260,089)              (149,445)

Net loss                                                                                           (80,401)               (80,401)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2000     8,500,000        8,500                             102,144           -      (340,490)              (229,846)

Net Loss                                                                                           (36,509)               (36,509)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2001     8,500,000        8,500                             102,144           -      (376,999)              (266,355)

Net loss                                                                                           (65,167)               (65,167)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2002     8,500,000        8,500                             102,144           -       (442,166)              (331,522)
                                                                                                                               -
Issuance of common
 stock                   20,000           20                              19,980                                           20,000
                                                                                                                               -
Net loss for year                                                                                  (58,935)               (58,935)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2003     8,520,000        8,520                             122,124           -      (501,101)              (370,457)

Stock issued for
Debt                    274,375          274                             548,201                                          548,475
Stock Issued for
services              1,722,785        1,723                             496,377                                          498,100
Stock Issued for
purchae of Rocket
Technologies, Inc.    8,000,000        8,000                           3,582,800                                        3,590,800
Common stock issued
 for cash             2,786,116        2,786                           1,114,351                                        1,117,137
 for Cash             1,000,000        1,000                             674,000                                          675,000
Capital contributed                                                                   157,099                             157,099
Common Stock Subscribed                             90,666   136,000                                                      136,000
Net (Loss) for year                                                                              (2,229,858)           (2,229,858)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2004    22,303,276        22,303       90,666   136,000   6,537,853      157,099    (2,730,959)            4,122,296
                    ============    ==========  ==========  ========   =========   ==========    ==========   ========== ========
Subscription shares
 issued                  90,666            91      (90,666) (136,000)    135,909                                                -

Stock issued for
services              3,091,334         3,091                          1,297,476                                        1,300,567

Stock issued for cash 4,376,765         4,377                            819,375                                          823,752

Stock issued pursuant
 to private placement 7,545,000         7,545                          1,176,208                                        1,183,753

Stock issue cost                                                      (1,183,753)                                      (1,183,753)

Capital contributed                                                                     7,776                               7,776

Common stock subscribed                                 -         -                                                             -

Net (loss) for
  the period                                                                                     (2,333,113)           (2,333,113)
                   ------------    ----------  ----------  --------   ----------    ----------   -----------  --------  ---------
Balances
December 31, 2005    37,407,041        37,407           -         -    8,783,068      164,875    (5,064,072)            3,921,278
                   ============    ==========  ==========  ========   ==========    ==========   ===========  ======== ==========



               See accompanying notes to the financial statements

                         ROCKETINFO, INC. AND SUBSIDIARY
                            Statements of Cash Flows


                           DECEMBER 31, 2005 AND 2004

                                                                                  2005                    2004
                                                                           ----------------         ----------------
Cash flows from operating activities:
     Net income (loss)
     Adjustments to reconcile net loss to net cash used in
     operating activities:                                                 $     (2,333,113)         $    (2,229,858)
             Depreciation                                                            11,429                    2,095
             Stock for Services                                                   1,300,567                  498,100
             Changes in operating assets and liabilities:
                Accounts receivable                                                 (19,321)                 (38,068)
                Accounts payable and accrued liabilities                            126,394                  245,102
                Deferred revenues                                                    11,511                        -
                                                                           -----------------          ---------------
                     Net cash provided (used) in operating activities              (902,533)              (1,522,629)

  Cash flows from investing activities:
     Cash received in purchase of subsidiary                                              -                    1,510
     Cash paid in subsidiary purchase                                                     -                 (350,000)
     Purchase of equipment                                                          (27,632)                       -
                                                                           -----------------          ---------------
                     Net cash provided (used) by investing activities                                       (348,490)

  Cash flows from financing activities:
     Loans payable                                                                   20,000                        -
     Related parties                                                                (50,000)                       -
     Proceeds from issuance of common stock, net                                    823,752                1,725,002
     Common stock subscriptions                                                           -                  136,000
     Contributed capital                                                              7,776                  157,099
                                                                           -----------------           --------------
                     Net cash provided (used) by financing activities               801,528                2,018,101
                                                                           -----------------           --------------
                     Net increase (decrease) in cash                               (128,637)                 146,982

  Cash at beginning of period                                                       146,982                        -
                                                                           -----------------           --------------
  Cash at end of period                                                    $         18,345          $       146,982
                                                                           =================           ==============
  Supplemental information
     Taxes                                                                 $             -           $             -
                                                                           =================           ==============
     Interest                                                              $             -           $             -
                                                                           =================           ==============


    The accompanying notes are an integral part of these financial statements

  ROCKETINFO INC.
  AND SUBSIDIARY

  Notes to Financial Statements December 31, 2005 and 2004

  NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES

  (a) Corporate Organization

  Rocketinfo Inc., a Delaware corporation (the "Company") was formed on October 2, 1998 to focus on the development of digital microwave products, including an ultra-high bandwidth digital microwave radio.

  On October 9, 2002, a change in control of the Company occurred as the selling shareholders sold 8,000,000 shares of the Company's outstanding common stock for cash of $8,000, which constituted a majority ownership of the Company. The new shareholders became involved because of their expertise in the oil and gas business and ability to seek funding to acquire oil and gas properties. The Company gave additional consideration for the purchase as each selling shareholder received a two-year option for 100,000 shares of common stock. These options were exercisable only in the second year at $3.00 per share (see
  Note 5). The sale of shares by the selling shareholders was initiated as a result of an exhaustive review by the Company's Board of Directors and subsequent decision to focus its resources and management efforts on pursuing opportunities in the oil and gas industry. In keeping with this strategy, the Board of Directors has authorized a change in the Company's name from Zeppelin Software, Inc. to Zeppelin Energy Inc. The Company intended to attempt to acquire oil and gas properties, primarily "proved producing and proved undeveloped reserves" in the United States, Canada, and other foreign oil producing countries, especially South America. Domestically, the Company was to also explore low-risk development drilling and work-over opportunities with experienced operators. The Company also hoped to build long-term relationships with strategic partners and institutional investors and capture a significant position in the oil and gas industry in hopes of offering meaningful returns to its shareholders. The Company's attempt to finance oil and gas operations through a combination of privately placed debt and/or equity proved to be unsuccessful so the Company moved into another field of enterprise by the acquisition of Rocket Technologies Inc., a Canadian corporation, that developed data mining and search engine software and applications. The financial statements include the accounts of the Company and its wholly owned subsidiary, Rocket Technologies Inc on a consolidated basis and all inter-company accounts have been eliminated.

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

  (f) Nonqualified Stock Option Plan
  The Company accounts for stock options in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under SFAS 123, the recognition of compensation expense is measured at the grant date based on the fair value of options. Such cost is recognized over the service period. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"). Accordingly, no compensation costs has been recognized for the stock option plans. No stock-based compensation costs were charged to operations during the years ended December 31, 2005 and 2004.

  (g) Recent Accounting Pronouncements

  In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal period beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

  In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's results of operations or financial position.

          The interpretations in this staff accounting bulletin ("SAB") express views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123R" or the "Statement") and certain Securities and Exchange Commission ("SEC") rules and regulations and provide the staff's views regarding the valuation of share- based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of Compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of Statement 123R. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's results of operations or financial position

  In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. The Company believes this Statement will have no impact on the financial statements of the Company.

  In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47). Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the impact, which the adoption of this
  standard  will have    on the Company's financial statements.

  In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other- Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP FAS 115-1 in the second quarter of fiscal 2006. Management does not expect the adoption of this statement will have a material impact on our results of operations or financial condition. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

  (h) Reclassifications. Certain prior year balances have been reclassified to conform with the current year financial statement presentation. Those reclassifications had no impact on previously reported results of operations or stockholders' deficit.

  (i) Depreciation. For the years ended December 31, 2005 and 2004, depreciation expense amounted to $11,429 and $2,095 respectively.

  (j) Accounts Receivable summary is listed below


                                                 12/31/05           12/31/04

              Gross Amount                       $57,389            $38,845
              Allowance for Doubtful Accounts          -               (777)
                                                 -------            --------

                 Accounts Receivable net         $57,389            $38,068
                                                ========            =======

  (k) Deferred revenues. Amounts for the services billed in advance are deferred and recognized on a monthly basis corresponding with the reporting period.

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

  During December 2004 the Company received subscription funds of $136,000 for 90,666 shares of the Company's common stock. These shares were issued during the year ended December 31, 2005.

  Year 2005
  During the year ended December 31, 2005 the Company issued 4,376,765 shares of restricted common stock for proceeds of $823,752. In addition the Company issued 90,666 of the Company's common stock in relation to the $136,000 subscription funds received during the year ended December 31, 2004. The Company also issued 7,545,000 shares of restricted common stock valued at $1,183,753 pursuant to the purchase price guarantee clause of the private placement agreement of 2004. During the year the Company issued 3,091,334 shares of the Company's common stock valued at $1,300,567 for services.


  Stock Option Plan

  The Company has a nonqualified stock option plan (the "Plan") pursuant to which up to 1,000,000 shares of its common stock can be set aside to provide certain executives, directors, and other employees or consultants the option to purchase shares of the Company's common stock. The stock options vest 25% on the first anniversary of the agreement and 75% in equal monthly increments over the thirty-six month period following the first anniversary. As provided by the Plan, the Board of Directors may waive the vesting provision in whole or in part at any time based on such factors as the Board of Directors determines at its sole discretion. The stock options expire 2, 5, and 10 years from the date of grant or upon termination of employment, retirement, or death. As of December 31, 2003 and 2002, 925,000 and 1,325,000 stock options, respectively, were outstanding with a weighted-average exercise price of $2.30 and $1.91, respectively, and weighted-average remaining contractual lives of 2.06 and
  3.31 years, respectively. As of December 31, 2003 and 2002, 625,000 and 229,383 stock options, respectively, were exercisable at a weighted average exercise price of $1.00. During the year ended December 31, 2002, 400,000 nonqualified stock options were forfeited upon the resignation of a Company executive. The Company granted an additional 400,000 nonqualified stock options with an exercise price of $2.00 to other directors and officers during 2002. No options were exercised or expired during 2002. During the year ended December 31, 2003, an additional 400,000 nonqualified stock options were forfeited upon the resignation of a Company executive. No options were granted, exercised, or expired during 2003. During the year ended December 31, 2004, an additional 425,000 nonqualified stock options were forfeited upon the termination and resignation of Company executives. No options were granted, exercised, or expired during the year ended December 31, 2004.

  As of December 31, 2004, and December 31, 2005, 1,025,000 stock options were outstanding with a weighted-average exercise price of $2.07 and weighted-average remaining contractual lives of 2.68 and 1.68 years respectively. As of December 31, 2004, and December 31, 2005, 875,000 stock options were exercisable at a weighted average exercise price of $2.09.

  During the year ended December 31, 2005 no stock options were granted, exercised, forfeited, or expired.

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

  NOTE 3.  LOAN PAYABLE

  The loan is unsecured, bears interest at the rate of 12% per annum and is payable on demand.

  NOTE 4. RELATED PARTY TRANSACTIONS - NOTE 6.

a) During the year ended December 31, 2004 the Company,as part of the purchase of the subsidiary Rocket Technologies,Inc., committed to pay the previous owners $400,000 in addition to the issuance of common stock. As of December 31, 2004, the Company paid $350,000. During the year ended December 31, 2005 the Company paid remaining $50,000.

b) During the year ended December 31, 2005, the company issued 1,500,000 shares of the Company's restricted common stock at $0.15 per share to the Company's director and officer. Subsequent to December 31, 2005, further 500,000 shares were issued to the director and officer of the Company. Both block of stock
     were  delivered   subsequent  to  the  year  end  upon  conclusion  of  the
     renegotiation of his contract.

     At December 31, 2005, accounts payable includes $20,911 due to the director for expenses incurred on behalf of the company.

d) During the year ended December 31, 2005, the company issued 250,000 shares the Company's restricted common stock at $1.00 per share to a director of the Company.

c) During the year ended December 31, 2005, the company paid $54,141 in salaries to a former officer of the company.

  NOTE 5.  PURCHASE OF SUBSIDIARY

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
                                                                ----------

  During the year ended December 31, 2005, the Company paid the balance of $50,000 due on acquisition of the subsidiary.


  NOTE 6.  SUBSEQUENT EVENT

  On April 3, 2006, the company delivered 2,000,000 shares of common stock to a director of the company in accordance with the terms of his contract. At the date of delivery the common stock had a market value of $342,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 8, 2005 Rocketinfo Inc. (the "Registrant") received notice that Mark Shelley, CPA ("Shelley") resigned as the Registrant's principal auditor. The decision to change accountants was approved by the Audit Committee of the Board of Directors on November 9, 2005.

The report of Shelley on the Registrant's financial statements for the fiscal year ended December 31, 2004 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles except that the report for the year ended December 31, 2004 included a paragraph on the uncertainty of the Registrant to continue as a going concern as follows:

"The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had a net loss since inception. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty."

During the preceding fiscal year and through November 9, 2005, there were no disagreements between the Registrant and Shelley on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which, if not resolved to Shelley's satisfaction, would have caused Shelley to make reference to the subject matter of the disagreements in connection with Shelley's report on the Registrant's financial statements.

During the preceding fiscal year and through November 9, 2005, there were no reportable events required to be disclosed pursuant to Item 304(a)(1)(v).

Pursuant to Item 304(a)(3), on November 10, 2004, Shelley furnished to the Registrant a letter addressed to the Securities and Exchange Commission stating it agrees with the statements made by the Registrant in response to Item 304(a).

Registrant has appointed Moore and Associates, Chartered of 2675 South Jones Blvd., Suite 109, Las Vegas Nevada 89146 ("Moore"), as Registrant's independent accountant for the fiscal year ending December 31, 2005. The decision to accept the engagement of Moore was approved by the Audit Committee of the Board of Directors on November 9, 2005. Moore will be performing the annual audit of Registrant's financial statements for the year ending December 31, 2005. Moore was engaged by Registrant on November 10, 2005.


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

The following table sets forth information concerning each of the directors and executive officers of the Company:

Names                      Age   Position
------                     ---   -------------------------------------

Gary Campbell              51    Chairman of the Board, Director & CEO
                                   From June 2004 to Present
Rick Van Well              38    Chief Technology Officer
                                   From August 2004 to August 2005
Darren DeJean              36    Director of Business Development
                                   From August 2004 to Present
Karl Harz                  56    Director & Chief Financial Officer
                                   From June 2004 to Present
Martin Thornell,           53    Director of Research
                                   From August 2004 to Present
Kevin Wetherbee            46    Director
                                   From June 2004 to December 2005
John N. Chigbu             45    Director
                                   From October 2004 to Feb 2005
Stephen Spalding           62    Director
                                   From March 2005 to Present
Camila Maz                 37    Director and Secretary
                                   From December 2005 to Present
Philip Graves              51     Director
                                   From December 2005 to Present


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


Darren DeJean, B.Sc. P. Eng, Director of Business Development
-------------------------------------------------------------
Mr. De Jean's entrepreneurial spirit found its home with the foundation of Rocketinfo. While nurturing the company through its initial start-up phase Darren was responsible for corporate finances, partnerships, website development, sales and marketing. As the company grew he focused his considerable energies and enthusiasm on licensing Rocketinfo's products and services to corporations, governments and OEM partners, and developing the company's worldwide sales and distribution channels. Prior to co-founding Rocketinfo, Mr. De Jean's took advantage of his engineering background (P.Eng-Mechanical Engineering & BSc-Physics, Lakehead) and superior communication skills in selling IT products and services to commercial and federal government accounts, managing a sales force, developing international distribution channels, and managing complex solution integration projects. Mr. De Jean has worked with GE Capital, Milkyway Networks and SLM Software where he responsible for a more 400% growth in sales in the Canadian and European markets.

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

Stephen Spalding MBA, BS (Finance, Physics and Math), Director
--------------------------------------------------------------
Stephen Spalding has eighteen years experience in progressively expanding roles with big four consulting firms (eleven as a partner). In these roles he assisted clients with technology issues concerning strategic planning, systems development, information security and audit. He is currently CEO, Vigilant Privacy Corporation from 2003 - Present. Mr. Spalding lead the organization while the company's product was transformed form a desktop product to an enterprise security solution. Mr. Spalding was formerly a Partner at Deloitte & Touche LLP from 2001 - 2003 involved in their IDI Practice (Implementation, Development and Integration) where he developed the national partner relationships that support the service offering. Previously he was a Partner at Deloitte & Touche LLP 1997 - 2001 involved with their e-Center Practice, their Network Quality Assurance Practice and their Enterprise Risk Services Practice. Prior to this he was a Partner at KPMG Peat Marwick LLP from 1985 - 1997 in the Strategic Services, Enabling Technology Practice and Information Risk Management Practices. Mr. Spalding is also currently an Assistant Professor, San Francisco State University. Mr. Spalding has a MBA, Quantitative Analysis, University of Arizona, 1974 a B.S., Finance and Management, Eastern Illinois University, 1973 a B.S., Physics (solid state), Eastern Illinois University, 1969 and a B.S., Mathematics, Eastern Illinois University, 1969

Camila Maz B.A. (Bus Admin)
----------------------------
Ms. Maz has been an Officer and Director of Dulcin Izmir Corporation since April 2005. From 2002 to present, Ms. Maz has been the President of Prosper Financial, Inc., a management company that currently has a contract with China Granite Corporation, a reporting company that mines, processes and distributes various granites and produces and distributes Rare Earth metals and alloys. In this role, Ms. Maz acts as secretary and treasurer of China Granite. From May 2004 to March 2005, Ms. Maz was President and Director of FUSA Capital Corporation, a reporting company engaged in ownership, development and marketing video and audio search engine technology. From 2000-2002, Ms. Maz was Executive Assistant and Investment Analyst for Auron 2000, Inc., a company engaged in consulting and management of companies in several industries from biotechnology to internet. From 1996 - 2002 Ms. Maz was a founder and President of a company dedicated to sales and massive distribution in Colombia. Previously, Ms. Maz participated with Millicom International in the bid for cellular communications in Colombia and as Regional Manager for Celcaribe S.A.. Ms. Maz received a Bachelor Degree in Business Administration with areas of concentration in Marketing and Finances from the Universidad de los Andes, Colombia in 1993.

Philip Graves
-------------
Philip Graves has been working in the capital markets for 20 years helping to organize, manage and direct public and private companies. In addition to being a director of Rocketinfo, he is president of Excalibur Investments Ltd, a privately held investment company with a principal interest in startup and turnaround opportunities. He is a former director and president, respectively, of Nanovation Inc., a developer of integrated optical switches and wires, and its parent Stamford International Inc.


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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to
Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file the same during the fiscal year ended December 31, 2005.

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

Summary Compensation Table

                                                          Long Term Compensation
                       Annual Compensation                Awards                         Payouts
Name and        Year   Salary    Bonus  Other Annual      Restricted     Securities      LTIP       All Other
Principle              ($)       ($)    Compensation ($)  Stock          Underlying      Payouts    Compensation ($)
Position                                                  Award(s) ($)   Options/SARs    ($)
                                                                         (#)
-----------------------------------------------------------------------------------------------------------------
Campbell,       2005     0 (1)      0       0              2,000,000        0               0          0
CEO
------------------------------------------------------------------------------------------------------------------

Vanwell,       2005    120,000(2)   0       0                200,000        0               0          0
CTO
------------------------------------------------------------------------------------------------------------------

DeJean,         2004   82,000       0 (3)   0                150,000        0               0          0
Director
Business
Development

-----------------------------------------------------------------------------------------------------------------

Harz,           2004      0         0       0                100,000        0               0          0
CFO
------------------------------------------------------------------------------------------------------------------

Thornell,       2004   66,000       0       0                 50,000        0               0          0
Director of
Research
------------------------------------------------------------------------------------------------------------------

(1) Salary of $20,000/mo deemed commenced pursuant to contract after June 14, 2004 and renegotiated to lump sum settlement of $100,000 after year end which remains unpaid.
(2) Mr. Vanwell left the Company in August 2005 upon the expiry of his contract.
(3)  Receives 5% gross revenue bonus on self generated sales

           COMPENSATION OF DIRECTORS

There is no arrangement for the compensation of directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

There are currently four employment agreements between the Company and its named executive officers.

The Company has entered into a management contract subsequent to year-end with Prosper Financial, Inc. a company of which Camila Maz is President

REPORT ON REPRICING OF OPTIONS/SARs

During the fiscal year ended December 31, 2005, the Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the Named Executive Officers.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the information as at December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

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

                                                                                          (c)
---------------------------------------------------------------------------------------------------------------------
Equity compensation
plans                                 0                          0                        900,000
approved by security holders
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans not   100,000                      $0.50                        0
approved by security holders
--------------------------------------------------------------------------------------------------------------------
Total                           100,000                      $0.50                        900,000
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

The following table sets forth information, as of December 31, 2005, for any person (including any "group") who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities:

-----------------------------------------------------------------------------------------
(1)                             (2)                          (3)                     (4)
-----------------------------------------------------------------------------------------
Title of Class               Name and  Address                Amount          % of Class
-----------------------------------------------------------------------------------------
Common Shares                   Camila Maz                   2,298,029           5,58%
                                PO Box 331916
                                Miami, FL 33233-1916


Common Shares                   Cadaques, SA                 4,644,486 (1)      11,27%
                                Avedida Brasil 3031
                                Apt 102, Montevideo
                                Uruguay


Common Shares                   Ricardo Requena              2,639,900            6.4%
                                25 De Mayo 444,
                                P2, Montevideo
                                Uruguay


 (1) Mario Rovella is the beneficial owner of Cadaques SA


(b) Security ownership of management.

The following table sets forth information, as of December 31, 2005, as to each class of equity securities of the Company beneficially owned by all directors, each of the Named Executive Officers, and directors and executive officers of the registrant as a group. Shown in column (3) is the total number of shares beneficially owned and in column (4) the percent of class so owned. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this Report.

----------------------------------------------------------------------------------------------------------
(1)                             (2)                          (3)                          (4)

Title of Class                  Name and                     Amount and                   Percent of Class
                                Address of Beneficial Owner  Nature of Beneficial Owner
----------------------------------------------------------------------------------------------------------
Common Shares                   Gary Campbell            2,000,000                         4.85%

Common Shares                   Daren DeJean               200,000                         0.48%

Common Shares                   Martin Thornell            100,000                         0.24%

Common Shares                   Karl Harz                  100,000 (1)                     0.24%

Common Shares                   Spalding Stephen           250,000                         0.61%

Common Shares                   Directors and Executive  2,650,000                         6.35%
                                Officers as a group

(1) Includes 100,000 shares Mr. Harz has the right to acquire within sixty days from options.


(c) As of December 31, 2005, there are no arrangements that may result in a change in control of the Company.

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

31.1     Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of
         1934.

31.2     Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of
         1934.

32 Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(b) Reports on Form 8-K filed during the quarter ended December 31, 2005 and up to the date of this 10 KSB report: On February 17th, 2006, the Company filed a current report on form 8-K to disclose that it had issued shares to its shareholders pursuant to the private placement price guarantee clause. On November 18, 2005, the Company filed a Current Report on Form 8-K to disclose that it has changed its independent auditors.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees for services provided by Mark Shelley, CPA for fiscal year 2004 and Tedder, James, Worden & Associates, P.A. provided during fiscal years 2004, 2003 and 2002:

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


/s/ Gary Campbell
-------------------------------------
Gary Campbell, Director                         Date: April 14, 2005



/s/ Stephen Spalding
-------------------------------------
Stephen Spalding, Director                      Date: April 14, 2005




/s/ Karl Harz
-------------------------------------
Karl Harz, Director                             Date: April 14, 2005


/s/ Camila Maz
-------------------------------------
Camila Maz, Director, Secretary                Date: April 14, 2005




/s/ Philip Graves
-------------------------------------
Philip Graves, Director                         Date: April 14, 2005