Form 10KSB/A
period 2005-12-31
Rocketinfo Inc.
filed 2006-04-18
CIK 1085203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A

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


                               ROCKETINFO INC.


      Date:  April 14, 2006    /s/ Gary Campbell
                               ---------------------------
                               Gary Campbell
                               Chief Executive Officer


      Date:  April 14, 2006     /s/ Karl Harz
                               ---------------------------
                               Karl Harz
                               Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Gary Campbell
-------------------------------------
Gary Campbell, Director                         Date: April 14, 2006



/s/ Stephen Spalding
-------------------------------------
Stephen Spalding, Director                      Date: April 14, 2006




/s/ Karl Harz
-------------------------------------
Karl Harz, Director                             Date: April 14, 2006


/s/ Camila Maz
-------------------------------------
Camila Maz, Director, Secretary                Date: April 14, 2006




/s/ Philip Graves
-------------------------------------
Philip Graves, Director                         Date: April 14, 2006