Form 10QSB
period 2006-03-31
Rocketinfo Inc.
filed 2006-05-18
CIK 1085203

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006.


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


                                      92270
                                   ----------
                                   (Zip Code)

                     Issuer's telephone number (760)328-8988


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of March 31, 2006 41,207,041 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

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

                          PART 1. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)


                         ROCKETINFO, INC. AND SUBSIDIARY



                        Consolidated Financial Statements


                                 March 31, 2006

                                Table of Contents
                                -----------------

Financial Statements:

     Consolidated Balance Sheet as of March 31, 2006 (Unaudited) and
                         December 31, 2005...................................F-1

     Consolidated Statement of Operations  (Unaudited) for the three months ended March 31,2006 and 2005 (Unaudited).....F-2

     Consolidated Statements of Cash Flows for the three months ended
                         March 31, 2006 and 2005 (Unaudited).................F-3

     Consolidated Statement of Stockholders' Equity as of
                         March 31, 2006 (Unaudited)..........................F-4

     Notes to the Consolidated Statements as of March 31, 2006............F-5-12

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED



             Report of Independent Registered Public Accounting Firm




  RocketInfo Inc.
  4527 West 10th Avenue
  Vancouver, VC V6R 2J2



We have reviewed the accompanying balance sheet of RocketInfo Inc. as of March 31, 2006, and the related statements of income, retained earnings, and cash flows for the period then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of RocketInfo Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.


  /s/ Moore & Associates, Chartered Moore &
  Associates, Chartered Las Vegas, Nevada
  May 17, 2006



             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                        (702) 253-7511 Fax: (702)253-7501

                        ROCKETINFO, INC. AND SUBSIDIARY

                                 BALANCE SHEETS


                                                                                    March 31,           December 31,
                                                                                      2006                  2005
                                                                                 ----------------      ----------------
                                                                                   (Unaudited)            (Audited)
                                       Assets

 Current assets:
        Cash                                                                     $       6,286         $       18,345
        Accounts receivable, net                                                       115,757                 57,389
        Prepaid expenses                                                                 8,790                      -
                                                                                 ----------------      ----------------
            Total current assets                                                       130,833                 75,734

 Equipment, net                                                                         42,792                 45,715

 Goodwill                                                                            3,975,003              3,975,003
                                                                                 ----------------      ----------------

            Total assets                                                         $   4,148,628         $    4,096,452
                                                                                 ================      ================

                        Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable and accrued liabilities                                        234,768                143,453
       Deferred revenues                                                                     -                 11,511
       Loan payable                                                                     20,802                 20,210
                                                                                 ----------------      ----------------

           Total current liabilities                                                   255,570                175,174
                                                                                 ----------------      ----------------

 Stockholders' equity:
        Preferred stock, $.001 par value, 5,000,000 shares
            authorized, none issued                                                          -                      -
       Common stock, $.001 par value,  95,000,000 shares
            authorized, 41,207,041 shares and 37,407,041 shares
            issued and outstanding respectively                                         41,207                 37,407
       Additional paid-in capital                                                    8,854,268              8,783,068
       Contributed capital                                                             164,875                164,875
       Common stock subscriptions                                                      164,457                      -
       Deficit accumulated during the development stage                            (5,331,749)            (5,064,072)
                                                                                 ----------------      ----------------
           Total stockholders' equity                                                3,893,058              3,921,278
                                                                                 ----------------      ----------------
           Total liabilities and stockholders' equity                            $   4,148,628         $    4,096,452
                                                                                 ================      ================

   The accompanying notes are an integral part of these financial statements

                        ROCKETINFO, INC. AND SUBSIDIARY

                        INTERIM STATEMENTS OF OPERATIONS

                            March 31, 2006 and 2005
                                  (Unaudited)

                                                                                    Three-month period ended
                                                                                             March 31,
                                                                     ----------------------------------------------------------
                                                                              2006                              2005
                                                                     -----------------------           ------------------------
Revenues: Sales                                                      $               94,519            $             72,000
                                                                     -----------------------           ------------------------

Expenses:
       Depreciation                                                                  2,923                            6,100
       General and administrative                                                  359,273                          460,373
                                                                     -----------------------           ------------------------

          Total expenses                                                           362,196                          466,473

          Net loss                                                                (267,677)                        (394,473)
                                                                     =======================           ========================

       Basic net loss per share                                      $               (0.01)            $              (0.02)
                                                                     =======================           ========================

       Weighted average common
          shares outstanding                                                    39,268,152                       22,516,109
                                                                     =======================           ========================


   The accompanying notes are an integral part of these financial statements

                         ROCKETINFO, INC. AND SUBSIDIARY

                       Statements of Stockholders' Equity



                               Issued                 Subscribed
                        Common       Common       Common      Common     Additional             Accumulated  Subscriptions  Total
                        Stock        Stock        Stock       Stock        Paid-In   Contributed  (Deficit)   Receivable
                        Shares       Amount$      Shares       Amt$        Capital$    Capital$       $            $           $
                    =============  =========== ===========  ==========  ============ ========== ============= ============ ======

Inception (Octber 2,
 1998)                        -             -            -         -           -            -          -          -            -

Issuance of common
stock                 2,000,000        2,000                                                                                2,000

Common stock
subscriptions                                    6,000,000     6,000                                             (5,488)      512

Net Loss                                                                                              (426)                  (426)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balance
December 31,1998      2,000,000        2,000     6,000,000     6,000           -            -         (426)      (5,488)    2,086

Issuance of stock to
subscribers           6,000,000        6,000    (6,000,000)   (6,000)                                             5,488     5,488

Issuance of common
stock through
Regulation D offering   500,000          500                             102,144           -                              102,644

Net loss                                                                                          (259,663)              (259,663)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31,1999      8,500,000        8,500                             102,144           -      (260,089)              (149,445)

Net loss                                                                                           (80,401)               (80,401)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2000     8,500,000        8,500                             102,144           -      (340,490)              (229,846)

Net Loss                                                                                           (36,509)               (36,509)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2001     8,500,000        8,500                             102,144           -      (376,999)              (266,355)

Net loss                                                                                           (65,167)               (65,167)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2002     8,500,000        8,500                             102,144           -       (442,166)              (331,522)
                                                                                                                               -
Issuance of common
 stock                   20,000           20                              19,980                                           20,000
                                                                                                                               -
Net loss for year                                                                                  (58,935)               (58,935)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2003     8,520,000        8,520                             122,124           -      (501,101)              (370,457)

Stock issued for
Debt                    274,375          274                             548,201                                          548,475
Stock Issued for
services              1,722,785        1,723                             496,377                                          498,100
Stock Issued for
purchae of Rocket
Technologies, Inc.    8,000,000        8,000                           3,582,800                                        3,590,800
Common stock issued
 for cash             2,786,116        2,786                           1,114,351                                        1,117,137
 for Cash             1,000,000        1,000                             674,000                                          675,000
Capital contributed                                                                   157,099                             157,099
Common Stock Subscribed                             90,666   136,000                                                      136,000
Net (Loss) for year                                                                              (2,229,858)           (2,229,858)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2004    22,303,276        22,303       90,666   136,000   6,537,853      157,099    (2,730,959)            4,122,296
                    ============    ==========  ==========  ========   =========   ==========    ==========   ========== ========
Subscription shares
 issued                  90,666            91      (90,666) (136,000)    135,909                                                -

Stock issued for
services              3,091,334         3,091                          1,297,476                                        1,300,567

Stock issued for cash 4,376,765         4,377                            819,375                                          823,752

Stock issued pursuant
 to private placement 7,545,000         7,545                          1,176,208                                        1,183,753
Stock issue cost                                                      (1,183,753)                                      (1,183,753)

Capital contributed                                                                     7,776                               7,776

Common stock subscribed                                 -         -                                                             -

Net (loss) for
  the period                                                                                     (2,333,113)           (2,333,113)
                   ------------    ----------  ----------  --------   ----------    ----------   -----------  --------  ---------
Balances
December 31, 2005    37,407,041        37,407           -         -    8,783,068      164,875    (5,064,072)            3,921,278
                   ============    ==========  ==========  ========   ==========    ==========   ===========  ======== ==========

Common stock subscribed                                 -   164,457                                                       164,457

Stock issued for
services                500,000           500                             74,500                                           75,000

Stock issued pursuant
to private placement  3,300,000         3,300                             (3,300)                                               -

Net (loss) for the
period                                                                                             (267,677)             (267,677)
                   ------------    ----------  ----------  --------   ----------    ----------   -----------  --------  ---------
Balances
March 31, 2006       41,207,041        41,207           -   164,457    8,854,268      164,875    (5,331,749)            3,893,058
                   ============    ==========  ==========  ========   ==========    ==========   ===========  ======== ==========


   The accompanying notes are an integral part of these financial statements

                         ROCKETINFO, INC. AND SUBSIDIARY

                        INTERIM STATEMENTS OF CASH FLOWS

                            March 31, 2006 and 2005
                                   (Unaudited)

                                                                                     Three-month period ended
                                                                                              March 31,
                                                                                   2006                     2005
                                                                            ---------------------- -----------------------
Cash flows from operating activities:
      Net income (loss)                                                      $         (267,677)              (394,473)
      Adjustments to reconcile net loss to net cash used in
          operating activities:
              Depreciation                                                                 2,923                  6,100
              Stock for Services                                                          75,000                      -
              Changes in operating assets and liabilities:
                  Accounts receivable                                                    (58,368)               (38,497)
                  Prepaid expenses                                                        (8,790)                     -
                  Accounts payable and accrued liabilities                                91,315                (17,084)
                  Deferred revenues                                                      (11,511)                     -
                                                                            ----------------------    --------------------
                       Net cash provided (used) in operating activities                  (177,108)              (443,954)

Cash flows from financing activities:
      Loans payable                                                                           592                      -
      Proceeds from issuance of common stock, net                                               -                433,757
      Common stock subscriptions                                                          164,457                      -
      Contributed capital                                                                       -                  7,776
                                                                            ----------------------    --------------------
                    Net cash provided (used) by financing activities                      165,049                441,533
                                                                            ----------------------    --------------------
                    Net increase (decrease) in cash                                       (12,059)                (2,421)

Cash at beginning of period                                                                18,345                146,982
                                                                            ----------------------    --------------------

Cash at end of period                                                         $             6,286                144,561
                                                                            ======================    ====================

Supplemental information

      Taxes                                                                   $                 -                      -
                                                                            ======================    ====================


      Interest                                                                $                 -                      -
                                                                            ======================    ====================


   The accompanying notes are an integral part of these financial statements

                         ROCKETINFO INC. AND SUBSIDIARY

                    Notes to the Interim Financial Statements
                                 March 31, 2006
                                   (Unaudited)

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

  (b) Basis of Presentation

  The accompanying financial statements for the quarter ended March 31, 2006 have been prepared by Rocketinfo, Inc. (the "Company"). In the opinion of management, the accompanying un-audited financial statements contain all adjustments, consisting only of normal recurring accruals, considered
  necessary  for a     fair         presentation  of  the  Company's   financial
  position and results of operations for the period presented. The results of operations for the quarter ended March 31, 2006 is not necessarily indicative of the results to be expected for the full year. All references to dollar amounts are in US$ unless otherwise identified.

  The Company's financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2006, the Company had a stockholders' equity of $3,896,220.

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

  (g) Nonqualified Stock Option Plan
  The Company accounts for stock options in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under SFAS 123, the recognition of compensation expense is measured at the grant date based on the fair value of options. Such cost is recognized over the service period. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"). Accordingly, no compensation costs has been recognized for the stock option plans. No stock-based compensation costs were charged to operations during the three-month periods ended March 31, 2006 and 2005.

  (h) Recent Accounting Pronouncements

  In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

           The interpretations in this staff accounting bulletin ("SAB") express views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123R" or the "Statement") and certain Securities and Exchange Commission ("SEC") rules and regulations and provide the staff's views regarding the valuation of share- based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification ofcompensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of Compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of Statement 123R. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's results of operations or financial position

  In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. The Company believes this Statement will have no impact on the financial statements of the Company.

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

  (i) Reclassifications. Certain prior year balances have been reclassified to conform with the current year financial statement presentation. Those reclassifications had no impact on previously reported results of operations or stockholders' deficit.

  (j) Depreciation. For the three-month periods ended March 31, 2006 and 2005, depreciation expense amounted to $2,923 and $6,100 respectively.

  (k) Accounts Receivable summary is listed below

                                                03/31/06            12/31/05
                                                --------            --------

              Gross Amount                      $115,757            $57,389
              Allowance for Doubtful Accounts          -                  -
                                                 -------            --------

                 Accounts Receivable net        $115,757            $57,389
                                                ========            =======

  (l) Deferred revenues. Amounts for the services billed in advance are deferred and recognized on a monthly basis corresponding with the reporting period.


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

  Year 2006
  During the three-month period ended March 31, 2006, the Company issued 3,300,000 shares of restricted common stock valued at $547,800 pursuant to the purchase price guarantee clause of the private placement agreement of 2004. During the period the Company issued 500,000 shares of the Company's common stock valued at $75,000 for services.

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

  As of December 31, 2005, and March 31, 2006, 1,025,000 stock options were outstanding with a weighted-average exercise price of $2.07 and weighted-average remaining contractual lives of 1.68 and 1.15 years respectively. As of December 31, 2005, and March 31, 2006, 875,000 stock options were exercisable at a weighted average exercise price of $2.09.


  During the year ended December 31, 2005 and three-month period ended March 31, 2006, no stock options were granted, exercised, forfeited, or expired.

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

  NOTE 4. RELATED PARTY TRANSACTIONS - NOTE 6.

  a) During the year ended December 31, 2005, the company issued 1,500,000 shares of the Company's restricted common stock at $0.15 per share to the Company's director and officer. Subsequent to December 31, 2005, further 500,000 shares were issued to the director and officer of the Company. Both block of stock were delivered subsequent to the year end upon conclusion of the renegotiation of his contract.

     At December 31, 2005, accounts payable includes $20,911 due to the director for expenses incurred on behalf of the company.

  b) During the year ended December 31, 2005, the company issued 250,000 shares the Company's restricted common stock at $1.00 per share to a director of the Company.

  c) During the year ended December 31, 2005, the company paid $54,141 in salaries to a former officer of the company.

  d) During the three months ended March 31, 2006, the company issued 500,000 shares of the Company's restricted common stock at $0.15 per share to a director of the Company for services and paid $33,790 for consulting to the same director.

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
                                                                ----------

During the three-month period ended December 31, 2005, the Company paid the balance of $50,000 due on acquisition of the subsidiary.


  NOTE 6. CONTINGENT LIABILITY

  In April 2006, the Company was made aware of a default judgement that had been awarded against the Company in the amount of $75,376.64 in September 2005. This judgement was awarded in the Supreme Court, New York County and arose as a result of an action brought by Katten Muchin Zavis Rosenman versus Zeppelin Energy Inc., formerly known as Zeppelin Software Inc., which are predecessor names to Rocketinfo, Inc. The action was taken by the Plaintiff in regard to legal fees incurred by previous management of the Company. Current management is reviewing the documentation of the Plaintiff and intends to contest the awarding of the default judgement prior to taking any further action.

  The Company has not accrued any amount in respect of this contingent liability.


  NOTE 7.  SUBSEQUENT EVENT

  On April 3, 2006, the company issued 2,000,000 shares of common stock to a director of the company in accordance with the terms of his contract.
  At the date of issue the  common stock had a market value of $342,000.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
In April 2006, the Company was made aware of a default judgement that had been awarded against the Company in the amount of $75,376.64 in September 2005. This judgement was awarded in the Supreme Court, New York County and arose as a result of an action brought by Katten Muchin Zavis Rosenman versus Zeppelin Energy Inc., formerly known as Zeppelin Software Inc., which are predecessor names to Rocketinfo, Inc. The action was taken by the Plaintiff in regard to legal fees incurred by previous management of the Company. Current management is reviewing the documentation of the Plaintiff and intends to contest the awarding of the default judgement prior to taking any further action.

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

                                 Rocketinfo Inc.

                               /s/ L. Randall Lutz
                              --------------------------------------------------
                              By: L. Randall Lutz Chief Executive
                                  Officer/Director
                               Date: May 18, 2006


                                 /s/ Ray K. Welt
                              --------------------------
                              By: Ray K. Welt CFO/Director
                                Date May 18, 2006