Form 10QSB
period 2006-06-30
Rocketinfo Inc.
filed 2006-08-21
CIK 1085203

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2006

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             0-26373
                                   -------

                                ROCKETINFO, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)


   DELAWARE                                                 98-0196717
--------------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization

6 Hutton Centre, Suite 1200, Santa Ana, CA USA                 92707
--------------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

                                 (714) 882-7250
                   ------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, June 30, 2006: Common Stock - 41,207,041

 PART I -- FINANCIAL INFORMATION

Rocketinfo, Inc.

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm......................F-1

Balance Sheets, As of June 30, 2006 (unaudited)
and December 31, 2005 (audited)..............................................F-2

Statements of Operations for the Three months and Six months ended
June 30, 2006 and 2005 (unaudited)...........................................F-3

Statements of Cash Flows for the Six months ended June 30, 2006 and 2005 (unaudited).........................................................F-4

Notes to financial statements................................................F-5

  MOORE & ASSOCIATES, CHARTERED
   ACCOUNTANTS AND ADVISORS
-------------------------------
      PCAOB REGISTERED





             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------




  RocketInfo Inc.
  4527 West 10th Avenue
  Vancouver, VC V6R 2J2



  We have reviewed the accompanying balance sheet of RocketInfo Inc. as of June 30, 2006, and the related statements of income, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of RocketInfo Inc.

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








  /s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
  August 16, 2006











             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                       (702) 253-7511 Fax: (702)253-7501
================================================================================

                         ROCKETINFO, INC. AND SUBSIDIARY


                                 BALANCE SHEETS



                                                                                 June 30,          December 31,
                                                                                  2006                 2005
                                                                              -------------        ------------
                                                                               (Unaudited)          (Audited)
                               Assets
                               ======
   Current assets:
       Cash                                                                  $       12,547         $      18,345
       Accounts receivable, net                                                      86,972                57,389
       Prepaid expenses                                                              10,780                     -
                                                                                ------------          ------------
         Total current assets                                                       110,299                75,734

   Equipment, net                                                                    39,869                45,715

   Goodwill                                                                        3,975,003            3,975,003

           Total assets                                                      $     4,125,171        $   4,096,452
                                                                                ============          ============

                    Liabilities and Stockholders' Equity
                    ====================================

  Current liabilities:
      Accounts payable and accrued liabilities                                       242,378               143,453
      Deferred revenues                                                                    -                11,511
      Loan payable                                                                   137,238                20,210
                                                                                ------------          ------------
          Total current liabilities                                                  379,616               175,174
                                                                                ------------          ------------


   Stockholders' equity:
       Preferred stock, $.001 par value, 5,000,000 shares
           authorized, none issued                                                         -                     -
   Common stock, $.001 par value,  95,000,000 shares
           authorized, 41,207,041 shares and 37,407,041 shares
           issued and outstanding respectively                                        41,207                37,407
      Additional paid-in capital                                                   8,854,268             8,783,068
      Contributed capital                                                          1,058,625               164,875
   Common stock subscriptions                                                        300,645                     -
   Deficit accumulated during the development stage                               (6,509,190)           (5,064,072)
                                                                                ------------          ------------
              Total stockholders' equity                                           3,745,555             3,921,278
                                                                                ------------          ------------
          Total liabilities and stockholders' equity                            $  4,125,171         $   4,096,452
                                                                                =============         ============





    The accompanying notes are an integral part of these financial statements
                                       F-2

                         ROCKETINFO, INC AND SUBSIDIARY
            INTERIM STATEMENTS OF OPERATIONS JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                   Three-month period ended                   Six-month period ended
                                                           June 30,                                  June 30,
                                                 -----------------------------             -----------------------------
                                                      2006              2005                 2006                  2005
                                                   ---------         ---------             ---------            ---------
  Revenues: Sales                                    98,989             40,444               193,508             112,444
      Miscellaneous income                               -                 797                    -                  797
                                                 ----------        -----------             ---------            --------
                                                     98,989             41,241               193,508             113,241


  Expenses:
      Depreciation                                    2,923                 -                  5,846               6,100
      General and administrative                    379,757            660,172               739,030           1,120,545
      Stock-based compensation                      893,750                 -                893,750                   -
                                                 ----------        -----------             ---------           ---------
                                                  1,276,430            660,172             1,638,626           1,126,645

         Net loss                                (1,177,441)          (618,931)           (1,445,118)         (1,013,404)
                                                 ==========        ===========             =========           =========



      Basic net loss per share                        (0.03)             (0.03)                (0.04)             (0.04)
                                                 ==========        ===========             =========           =========

      Weighted average common
         shares outstanding                      41,207,041         23,306,744            40,242,953          22,897,021
                                                ===========        ===========            ==========          ==========













    The accompanying notes are an integral part of these financial statements

                         ROCKETINFO, INC. AND SUBSIDIARY


                        INTERIM STATEMENTS OF CASH FLOWS

                             JUNE 30, 2006, AND 2005
                                   (Unaudited)

                                                                                      2006                    2005
  Cash flows from operating activities:                                     $     (1,445,118)            (1,013,404)
        Net income (loss)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
             Depreciation                                                              5,846                  6,100
             Stock for Services                                                       75,000                      -
             Stock based compensation                                                893,750                      -
             Changes in operating assets and liabilities:
                Accounts receivable                                                  (29,583)               (93,883)
                Prepaid expenses                                                     (10,780)                (2,930)
                Accounts  payable
                and accrued liabilities                                               98,925                 (1,099)
                Deferred revenues                                                    (11,511)                34,316
                                                                                ------------              ----------
                     Net cash provided (used) in operating activities               (423,471)            (1,070,900)

  Cash flows from financing activities:
     Loans payable                                                                   117,028                      -
     Payments to related parties                                                          -                 (50,000)
     Proceeds from issuance of common stock, net                                          -               1,144,758
     Common stock subscriptions                                                      300,645               (121,000)
     Contributed capital                                                                  -                   7,776
                                                                                ------------              ----------
                     Net cash provided (used) by financing activities                417,673                981,534
                                                                                ------------              ----------
                     Net increase (decrease) in cash                                  (5,798)               (89,366)

  Cash at beginning of period                                                         18,345                146,982
                                                                                ------------              ----------
  Cash at end of period                                                     $         12,547                 57,616

  Supplemental information
     Taxes                                                                  $          -
     Interest
                                                                                =============


    The accompanying notes are an integral part of these financial statements

                         ROCKETINFO INC. AND SUBSIDIARY

                    Notes to the Interim Financial Statements
                                  June 30, 2006
                                   (Unaudited)

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

  (b) Basis of Presentation

  The accompanying financial statements for the quarter ended June 30, 2006, have been prepared by Rocketinfo, Inc. (the "Company"). In the opinion of management, the accompanying un-audited financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position and results of operations for the period presented. The results of operations for the period ended June 30, 2006 is not necessarily indicative of the results to be expected for the full year. All references to dollar amounts are in US$ unless otherwise identified.

  The Company's financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2006, the Company had a stockholders' equity of $3,745,555.

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

  (h) Recent Accounting Pronouncements
  ------------------------------------
  In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets-An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29 "Accounting for Non-monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

  In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other- Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 isrequired to be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP FAS 115-1 in the second quarter of fiscal 2006. Management does not expect the adoption of this statement will have a material impact on our results of operations or financial condition. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

   In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for

   Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.


   In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.


  (i) Reclassifications. Certain prior year balances have been reclassified to conform with the current year financial statement presentation. Those reclassifications had no impact on previously reported results of operations or stockholders' deficit.

  (j) Depreciation. For the six-month periods ended June 30, 2006 and 2005, depreciation expense amounted to $5,846 and $6,100 respectively.

  (k) Accounts Receivable summary is listed below

                                        03/31/06          12/31/05
                                       --------           --------

     Gross Amount                      $ 86,972            $57,389
     Allowance for Doubtful Accounts          -                  -
                                       --------            -------


        Accounts Receivable net        $115,757            $57,389
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

  During December 2004, the Company received subscription funds of $136,000 for 90,666 shares of the Company's common stock. These shares were issued during the year ended December 31, 2005.

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

  Year 2006
  During the six-month period ended June 30, 2006, the Company issued 3,300,000 shares of restricted common stock valued at $547,800 pursuant to the purchase price guarantee clause of the private placement agreement of 2004. During the period the Company issued 500,000 shares of the Company's common stock valued at $75,000 for services.

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

  As of December 31, 2005, 1,025,000 stock options were outstanding with a weighted-average exercise price of $2.07 and weighted-average remaining contractual live of 1.68. As of December 31, 2005, 875,000 stock options were exercisable at a weighted average exercise price of $2.09.


  As of June 30, 2006, 9,500,000 stock options were outstanding with a weighted-average exercise price of $0.40 and weighted-average remaining contractual live of 5.09. As of June 30, 2006, 875,000 stock options were exercisable at a weighted average exercise price of $2.09, and 8,475,000 stock options were exercisable at a weighted average exercise price of $0.20.

   Stock Based Compensation

   On June 22, 2006, the Company granted incentive stock options to directors, officers and consultants to acquire up to 8,475,000 common shares at $0.20 per share for a period of five years. The fair value of the these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; risk free interest rate of 5.18%, expected volatility of 194%, an expected option life of 5 years and no expected dividends. The weighted average grant date fair value of options granted during the period was $0.20 per share. The Company recognized stock-based compensation of $893,750 during the period ended June 30, 2006.

  NOTE 3.  LOAN PAYABLE

  As of June 30, 2006, the loan payable balance comprised of:

a) $20,920 loan, which is unsecured, bears interest at the rate of 12% per annum and is payable on demand; and b) $137,238 loan on interest free basis payable on demand.

  NOTE 4. RELATED PARTY TRANSACTIONS - NOTE6

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

  d) During the six months ended June 30, 2006, the company issued 500,000 shares of the Company's restricted common stock at $0.15 per share to a director of the Company for services and paid $76,189 for consulting to the same director.

  e) During the six months ended June 30, 2006, the company paid $10,500 for consulting services to a company controlled by a director of the company.

  f) During the six months ended June 30, 2006, the company granted incentive stock options to directors and officers of the company to acquire up to 3,700,000 common shares at $0.20 per share for a period of five years.

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


  NOTE 6.  SUBSEQUENT EVENTS

Subsequent to June 30, 2006:

 a) The company issued 2,004,302 shares of common stock for $300,645 share subscription funds received as of June 30, 2006.

b) The company cancelled 1,450,000 share purchase options granted to a director of the company due to departure of this director from the board of directors of the company.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of Rocketinfo's products, projections concerning operations and available cash flow. Rocketinfo's actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of Rocketinfo's financial condition and results of operations should be read in conjunction with Rocketinfo's financial statements and the related notes thereto appearing elsewhere herein.

Business Strategy
-----------------
Rocketinfo's 2005 and mid-year 2006 results show the new business of the company in its early stages. The company had very limited revenue in 2004 and 2005 as those numbers are a reflection of the acquisition of Rocket Technologies in the last quarter of 2004 and shows only the revenue that the private company was producing with little or no marketing budget. While revenues had remained relatively flat during 2005, the company expected to see more significant increases in revenue as a result of Rocketinfo's earlier shift to enterprise sales and as a result of hiring a new team of sales consultants during that year. However Rocketinfo has been continuing with the company's advertising initiatives and expects to see increases as the company moves further along in the marketing and sales cycle, and as the company moves to implement Rocketinfo's new strategic plan formulated during the last three months.

Rocketinfo is one of the smaller providers of RSS (Really Simple Syndication) technology to the corporate world. Despite that, it has garnered a list of well known clients as a base for revenues. Having recently expanded its product capabilities and subsequent to a thorough review of the industry and its future with the assistance of knowledgeable outside consultants, management is now focused on the expansion of Rocketinfo's marketing and sales division. As well, the board of directors has been searching for top level operational managers holding historical and proven capabilities in both technology and finance.

Revenues remain flat in the news aggregation division and, while the company sees some opportunities to expand sales there, the company believes that the focus for the future will encompass areas besides the provision of news on a "customer-chosen" basis. Other applications of the technology include the provision of consumer desired information such that internet searchers can find information on specific products and services as to price, location, suppliers and quality. This area would appear to offer promise as Rocketinfo's research shows that consumers are growing weary of information `pushed' at them by advertisers and marketers and now seek to define their information flow on their own terms. This is referred to as `pull' marketing in that the consumer will now be able to use RSS technology to gather information on only those things they personally require to maintain or enhance their lifestyles. An element of social networking will most likely arise as consumers gather force through `pulling' data to themselves and then reach out to other consumers to verify pricing and quality.

Rocketinfo believes this will have a profound effect on the corporate/consumer relationship and may drive companies to enhance their offerings submitted to consumers via RSS as a way to directly make contact with probable buyers of products and services rather than possible buyers. Rocketinfo therefore will focus considerable attention on providing RSS capability to the corporate world as the RSS method of communication gathers headway.

It is noted that RSS is achieving ubiquitous status on websites, both informational and corporate, but that consumers have not yet grasped the full meaning of the technology as it relates to their everyday lives. However, the company believes that moves by companies such as Microsoft which has made RSS a part of their new software program, Vista, will considerably enhance public knowledge of the technology and may well provide a change in information flow.

In basic terms, RSS allows consumers to have specific information sent to them on all manner of things rather than having to continually search on a frequent basis for matters of interest, both as to news and to potential purchases.

Rocketinfo expects to see an improvement in revenue in 2007 as a result of the newly mandated sales activities which is expected to commence in the fourth quarter of this year.

Rocketinfo did not see the anticipated growth in revenues during the last four quarters based solely on the provision of news aggregation services as the company believes that the increasingly competitive nature of that segment of the RSS business is leading to the provision of RSS services at lower prices. Budgeted goals for both sales and new contractual obligations were not met which has led to the decision, as noted above, to enter into new areas in which The company believes RSS will show ample opportunity for the corporate world to more directly reach its current and future customers.

Rocketinfo's News Division monthly revenues remain fairly flat and constant at approximately $33,000 which suffices to cover the costs of Rocketinfo's programming, content and basic administration costs but which does not allow for the expansion of the company's sales team and the hiring of the executive talent necessary to follow through on Rocketinfo's strategic plan. Accordingly, the company is seeking financing for these purposes.

It is becoming quite apparent that corporate America is now fully embracing the internet as a customer contact medium along with television, radio and print. Rocketinfo's research shows that larger companies are now beginning to withhold budget dollars for advertising and marketing as they seek more efficient methods of disseminating information on their products and services. The company strongly believes that the continuing enhancement of the consumer in his or her ability to demand focus and provision of desired needs rather than advertised and pushed expenditures will lead companies to an acceptance of the `pull' marketing model in which the consumer has greater power. RSS is an efficient and cost-effective tool in achieving a stronger relationship between seller and buyer.

Rocketinfo believes it is well positioned to take advantage of this shift and the company has been seeing a continued increase in interest in Rocketinfo's advertising initiatives and expect to focus on this area more directly in the future as a means of generating revenue.

Innovation and Product Development
----------------------------------
As an integral part of the company's business strategy Rocketinfo continues to focus on the company's technology and increasing the rate of innovation and product development. The list of detailed accomplishments has been impressive and there are now numerous products, and systems and enhancements that defines Rocketinfo's including:

Rocket Search Technology
------------------------
Rocketinfo has made many improvements to the company's core search product including, significantly improving Rocketinfo's content scraping and indexing technology to provide more news, more quickly than other competing services. The company also added personalization software that dramatically improves the quality and relevance of results through continued usage, effectively "learning" what the end-user is seeking.

Rocket RSS Products
-------------------
When Rocketinfo began developing RSS products and services very few people knew that RSS would become a powerful personal news and information tool. The popular RocketNews current news search engine can now be used to create dynamic keyword-based RSS feeds for use in any RSS reader, including the company's own Rocket RSS Reader. Since introduction last year over 37,000 registered users now use Rocketinfo's RSS products to create personalized search based news feeds.

Ongoing Business Plan
---------------------
The company is focused on several key opportunities ahead.

First, Rocketinfo will focus on building broader exposure to the company's products designed to generate a significant increase in users of Rocketinfo's core products. Today's world is moving from mass media to "my media", a world in which the user is the programmer. Rocketinfo aspires to be essential in its client's lives, both at the consumer and corporate levels. To achieve that, the company knows it must deliver what both information users and providers want -- when they want it, how they want it, and where they want it.

Second, Rocketinfo will seek to expand the reach of the company's content through an increased array of delivery mechanisms. The continued convergence of broadband and wireless presents a good opportunity for Rocketinfo. The company believes that, in a connected world, users expect their Internet experience across all devices to be seamlessly integrated and their news content to be accessible and personalized.

Third, Rocketinfo's major goal is to further expand the company's advertising and marketing services by increasing the number of users of Rocketinfo products and therefore increasing the numbers of individuals exposed to the advertising embed in Rocketinfo's services.

Current Operations
------------------
The Registrant has received revenues in the quarter ending June 30, 2006 of $98,989. For the six months ended June 30, 2006, revenues totaled $193,508.

Operating activities during the quarter have been related to the sales and marketing activities related to the Rocketinfo suite of search, competitive intelligence and business intelligence products. The Registrant will not cease direct sales operations as described above but will concentrate on delivery of contextual advertising in Rocketinfo's suite of products.

The Registrant utilizes the services of full time employees, its Officers and Directors and experienced industry consultants to conduct business. Additionally, the company has been attempting to negotiate financing with which to expand its business operations. The company will not be able to pursue the marketing of its products as aggressively as planned if it is not able to secure additional financing.

The Registrant has restructured its debt, completed the acquisition of Rocket Technologies and targeted marketing efforts on increasing sales of products related to the new Rocketinfo business model. Management has also decided to hire additional technical staff to ensure that the Registrant can meet the demands for its products and additional marketing personnel to increase sales.

Management believes that cash flow from operations related to the new business model, which is projected to grow during 2007, will be sufficient to allow the Registrant to continue in business in 2007 and beyond.

General and Administrative Expenses
-----------------------------------
General and Administrative expenses totaled $379,757 and Stock-based Compensation totaled $893,750 due to the issuance of Stock Options for Employees and Officers for the three months ending June 30, 2006, compared to General and Administrative expenses of $660,172 for the three months ending June 30, 2005. The decrease in General and Administrative expenses was due to the fact that last year stock was issued to individuals for services and no stock has been issued this year to date for services.

Net Loss
--------
The Registrant incurred a net loss of $1,177,441 for the three months ending June 30, 2006, compared to net loss of $618,931 in the three months ending June 30, 2005.

Liquidity and Capital Resources
-------------------------------
As of June 30, 2006 the Registrant's total assets consisted of cash and accounts receivable in the amount of $110,299 and equipment and goodwill of $4,014,872 for total assets of $4,125,171 compared to cash and accounts receivable in the amount of $192,497 and total assets of $4,190,727 on June 30, 2005. The Registrant has total liabilities in the amount of $379,616 as of June 30, 2006, compared to $50,302 as of June 30, 2005. Subsequent to June 30, 2006, $300,645 of the total liabilities was converted to equity.

As of June 30, 2006 the Registrant had a working capital deficiency of $269,317.

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

Item 3. Controls and Procedures
-------------------------------
The company carried out an evaluation of the effectiveness of the design and operation of The company`s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of the company's management, including The company's Chief Executive Officer, Mr. Lawrence Randall Lutz, and the Chief Financial Officer, Mr. Ray K. Welt Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company`s disclosure controls and procedures are effective. There have been no significant changes in The company`s internal controls or in other factors, which could significantly affect internal controls subsequent to the date The company carried out its evaluation.

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

Limitations on the Effectiveness of Internal Controls
-----------------------------------------------------
The Company's management, including the CEO and CFO, do not expect that Rocketinfo's disclosure controls and procedures or Rocketinfo's internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the Internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION
---------------------------
Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities and Uses of Proceeds

None


Item 3.   Defaults upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Securities Holders.

No matters were submitted for a vote to our security holders during the reporting period.


Item 5.  Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Reports on Form 8-K. On July 20, 2006, Rocketinfo filed a report on Form 8-K which included information pursuant to Item 3.02, Unregistered sales of equity securities and Item 8.01, Other events.


(b)   Exhibits.    None


31. Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to
Section 320 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 21, 2006

Rocketinfo, Inc.

By  /s/ L. Randall Lutz
    ------------------------------------
    L. Randall Lutz
    Chief Executive Officer and Director