Form 10QSB
period 2006-09-30
Rocketinfo Inc.
filed 2006-11-14
CIK 1085203

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2006

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             0-26373


                                ROCKETINFO, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)


   DELAWARE                                          59-3564984
----------------------------------------------------------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization                 Identification Number)

3101 West Coast Highway, Suite 210 Newport Beach CA      92660
-----------------------------------------------------------------------
     (Address of principal executive offices,           Zip Code)

                                 (949) 548-0223
                    -----------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]      No [ x ]

The number of outstanding shares of the registrant's common stock, September 30, 2006: Common Stock - 37,407,041

Transitional Small Business Disclosure Format (Check one):

Yes  [  ]      No [ x ]

 PART I -- FINANCIAL INFORMATION

ROCKETINFO, INC.

Item 1. Financial Statements

Balance Sheet,
   September 30, 2006(unaudited)
Statements of Operations for the
   Three months and
   Nine months ended
   September 30, 2006 and 2005
   (unaudited)
Statements of Cash Flows for the
   Nine months ended September 30, 2006
   and 2005 (unaudited)
Notes to financial statements

                         ROCKETINFO, INC. AND SUBSIDIARY
                                 BALANCE SHEETS

                                             September 30,   December 31,
                                                 2006           2005
                                             -------------   ------------
                                             (Unaudited)     (Audited)

                             Assets

  Current assets:
    Cash                                     $   148,882      $    18,345
    Accounts receivable, net                      46,814           57,389
    Prepaid expenses                               8,975                -
                                             -----------      -----------
       Total current assets                      204,671           75,734

  Equipment, net                                  36,944           45,715

  Goodwill                                     3,975,003        3,975,003
                                             -----------      -----------
       Total assets                          $ 4,216,618      $ 4,096,452
                                             ===========      ===========

                  Liabilities and Stockholders' Equity

  Current liabilities:
    Accounts payable                             300,027          143,453
    Accrued liabilities: Shareholder loans       323,300
    Deferred revenues                              1,000           11,511
    Loan payable                                 142,947           20,210
                                             -----------      -----------
       Total current liabilities                 767,274          175,174
                                             -----------      -----------

  Stockholders' equity:
    Preferred stock, $.001 par value,
     5,000,000 shares authorized, none issued          -                -
    Common stock, $.001 par value, 95,000,000
     Shares authorized, 43,271,343 shares and
     37,407,041 shares issued and outstanding
     respectively                                 43,271           37,407
    Additional paid-in capital                 9,165,449        8,783,068
    Contributed capital                        1,058,625          164,875
    Common stock subscriptions                         -                -
    Deficit accumulated during the
       development stage                      (6,818,001)      (5,064,072)
                                             -----------      -----------
       Total stockholders' equity              3,449,344        3,921,278
                                             -----------      -----------
       Total liabilities and stockholders'
         equity                              $ 4,216,618      $ 4,096,452
                                             ===========      ===========

                         ROCKETINFO, INC. AND SUBSIDIARY
                        INTERIM STATEMENTS OF CASH FLOWS
                           September 30, 2006 and 2005
                                   (Unaudited)

                                     Three-month period ended  Nine-month period ended
                                           September 30,             September 30,
                                    -------------------------  ----------------------
                                         2006         2005       2006         2005
                                        -----         ----       ----         ----
Revenues: Sales                         92,179      71,202        285,687     183,646
 Miscellaneous income                        -           -              -         797
                                     ---------   ---------      ---------   ---------
                                        92,179       71,202       285,687     184,443
Expenses:
 Depreciation                            2,923          499         8,769       6,599
 General and administrative            486,789      840,332     1,225,819   1,960,878
 Stock-based compensation                    -            -       893,750           -
                                     ---------   ---------      ---------   ---------
                                       489,712      840,831     2,128,338   1,967,477

 Loss before other item:              (397,533)    (769,629)   (1,842,651) (1,783,034)
                                     ---------   ---------      ---------   ---------
Other item:
 Gain on debt settlement                88,722            -        88,722           -
                                     ---------   ---------      ---------   ---------
 Net loss:                            (308,811)    (769,629)   (1,753,929) (1,783,034)
                                     =========   ==========     =========   =========
 Basic net loss per share                (0.01)       (0.03)        (0.04)      (0.08)
                                     =========   ==========     =========   =========
 Weighted average common
  shares outstanding                42,146,443   23,558,942    40,884,422  23,120,084
                                    ==========   ==========     =========  ==========

                         ROCKETINFO, INC. AND SUBSIDIARY
                         INTERIM STATEMENT OF CASH FLOWS
                           SEPTEMBER 30, 2006 and 2005
                                   (Unaudited)

                                                              Nine-month period ended
                                                                   September 30,
                                                                2006           2005
                                                             ---------       ---------
Cash flows from operating activities:
 Net income (loss)                                         $ (1,753,929) $ (1,783,034)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation                                                   8,769         6,599
   Stock for Services                                            87,600             -
   Stock based compensation                                     893,750             -
   Gain on debt settlement                                      (88,722)            -
   Changes in operating assets and liabilities:
    Accounts receivable                                          10,575       (83,154)
    Prepaid expenses                                             (8,975)            -
    Accounts payable and accrued liabilities                    421,598         3,097
    Deferred revenues                                           (10,511)       22,332
                                                           ------------  ------------
         Net cash provided (used) in operating activities      (439,845)   (1,834,160)

Cash flows from financing activities:
 Loans payable                                                  182,137             -
 Payments to related parties                                          -       (50,000)
 Proceeds from issuance of common stock, net                    388,245     1,875,318
 Common stock subscriptions                                           -      (136,000)
 Contributed capital                                                  -         7,776
                                                           ------------  ------------
    Net cash provided (used) by financing activities            570,382     1,697,094
                                                           ------------  ------------
    Net increase (decrease) in cash                             130,537      (137,066)

Cash at beginning of period                                      18,345       146,982
                                                           ------------  ------------
Cash at end of period                                      $    148,882         9,916
                                                           ============  ============
Supplemental information
  Taxes                                                    $          -  $          -
                                                           ============  ============
  Interest                                                 $          -  $          -
                                                           ============  ============

                         ROCKETINFO INC. AND SUBSIDIARY

                    Notes to the Interim Financial Statements
                               September 30, 2006
                                   (Unaudited)

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

The Company gave additional consideration for the purchase as each selling shareholder received a two-year option for 100,000 shares of common stock. These options were exercisable only in the second year at $3.00 per share (see Note5).

The sale of shares by the selling shareholders was initiated as a result of an exhaustive review by the Company's Board of Directors and subsequent decision to focus its resources and management efforts on pursuing opportunities in the oil and gas industry. In keeping with this strategy, the Board of Directors authorized a change in the Company's name from Zeppelin Software, Inc. to Zeppelin Energy Inc.

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

(b) Basis of Presentation

The accompanying financial statements for the quarter ended September 30, 2006, have been prepared by Rocketinfo, Inc. (the "Company"). In the opinion of management, the accompanying un-audited financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position and results of operations for the period presented. The results of operations for the period ended September 30, 2006 is not necessarily indicative of the results to be expected for the full year. All references to dollar amounts are in US$ unless otherwise identified.

The Company's financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2006, the Company had a stockholders' equity of $3,449,344. The Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

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

(g) Nonqualified Stock Option Plan

The Company accounts for stock options in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS123").Under SFAS 123, the recognition of compensation expense is measured at the grant date based on the fair value of options. Such cost is recognized over the service period. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123").

(h) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets -An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have material effect on the Company's results of operations or financial position.

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

SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6,"Employers' Accounting for Employee Stock Ownership Plans".

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

The interpretations in this staff accounting bulletin ("SAB") express views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123R" or the "Statement") and certain

Securities and Exchange Commission ("SEC") rules and regulations and provide the staff's views regarding the valuation of share- based payment arrangements for public companies

In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of
 Statement 123R in an interim period, capitalization of Compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of Statement 123R. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's results of operations or financial position

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. The Company believes this Statement will have no impact on the financial statements of the Company.

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

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other- Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of another-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the
Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

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

In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation is effective for fiscal years beginning after December 15, 2006. The company is
currently   assessing  the  effect  of  this  Interpretation  on  its  financial statements.

 (i) Reclassifications. Certain prior year balances have been reclassified to conform with the current year financial statement presentation. Those reclassifications had no impact on previously reported results of operations or stockholders' deficit.

(j) Depreciation. For the nine-month periods ended September 30, 2006 and 2005, depreciation expense amounted to $8,769 and $6,599 respectively.

(k) Accounts Receivable summary is listed below:

                                         09/30/06         12/31/05

Gross Amount                            $ 46,814           $57,389
Allowance for Doubtful Accounts               --                --
Accounts Receivable net                 $ 46,814           $57,389
                                        --------           -------

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

Year 2004
During the year 2004, the Company issued 2,786,116 shares of restricted common stock for cash proceeds in the amount of $1,117,137. Further, the Company issued 1,000,000 shares of restricted common stock for cash proceeds in the amount of $675,000. The Company resolved debt in the amount of $548,475 by the issuance of 274,375 shares of restricted common stock and made payment for services in the amount of $498,100 by issuing 1,722,785 shares of common stock. In connection with this last matter of shares for services, an S-8 Filing was made in connection with shares issued for services having a value of $473,100 at the time of issuance.

The Company issued 8,000,000 shares of restricted common stock in conjunction with the purchase of Rocket Technologies, Inc. See associated note for more details on this purchase.

From September 6, 2004 through December 2004, the Company sold units. Each unit consisted of one share of restricted common stock and one warrant to buy another share of stock. The summary of these warrants is shown in the chart below.

      Date              Number           Price             Expiry
     9/22/04           650,000           $0.75             12/1/06
    10/18/04           100,000           $1.00             12/1/05
    11/18/04            75,000           $1.50             12/1/05
     12/07/04          175,000           $1.50             12/1/05

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

Year 2006
During the nine-month period ended September 30, 2006, the Company issued 3,300,000 shares of restricted common stock valued at $547,800 pursuant to the purchase price guarantee clause of the private placement agreement of 2004. During the period the Company issued 560,000 shares of the Company's common stock valued at $87,600 for services and 2,004,302 shares at $0.15 per share pursuant to a private placement.

Stock Option Plan

The Company has a nonqualified stock option plan (the "Plan") pursuant to which up to 8,500,000 shares of its common stock can be set aside to provide certain executives, directors, and other employees or consultants the option to purchase shares of the Company's common stock. The stock options typically vest as to one-third of the optionee's holdings on the first anniversary of the agreement and one-third in equal annual increments over the 24 month period following the first anniversary. As provided by the Plan, the Board of Directors may waive the vesting provision in whole or in part at any time based on such factors as the Board of Directors determines at its sole discretion.

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

As of September  30, 2006,  11,075,000  stock  options were  outstanding  with a
weighted-average   exercise  price  of  $0.20  and  weighted-average   remaining
contractual lives of 4.59 years.

Subsequent to the third fiscal quarter, 1,000,000 of the options outstanding as of September 30, 2006 expired, the option holders having resigned during the third quarter and their individual right to exercise the options for a period of ninety days having expired.

Stock Based Compensation

On June 22, 2006, the Company granted incentive stock options to directors, officers and consultants to acquire up to 8,475,000 common shares at $0.20 per share for a period of five years. The fair value of the these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; risk free interest rate of 5.18%, expected volatility of 194%, an expected option life of 5 years and no expected dividends. The weighted average grant date fair value of options granted during the period was $0.20 per share. The Company recognized stock-based compensation of $893,750 during the period ended September 30, 2006.

During the quarter ended September 30, 2006, the Company cancelled 1,450,000 share purchase options granted to a director of the Company in the second quarter due to departure of this director from the board of directors of the company.

The Company granted share purchase options to its new Chairman to acquire up to 2, 000, 0000 common shares at $0.20 per share for a period ending December 31, 2009 and 1,600,000 share purchase warrants allowing the Chairman to acquire 1,600,000 common shares at a price of $0.10 per share for a period of two years from the signing of his original consulting agreement with the Company.

The Company also granted share purchase options to its new Chief Executive Officer to acquire up to 3,000,000 common shares at $0.20 per share for a period ending December 31, 2009 and 1,600,000 share purchase warrants allowing the Chief Executive Officer to acquire 1,600,000 common shares at a price of $0.10 per share for a period of two years from the signing of his original consulting agreement with the Company.


NOTE 3.  LOAN PAYABLE

As of September 30, 2006, the loan payable balance comprised of:

$142,947 loan on interest free basis payable on demand.

This loan was made to the Company by a company with a common director.


NOTE 4. RELATED PARTY TRANSACTIONS - NOTE6

a) During the year ended December 31, 2005, the company issued 1,500,000 shares of the Company's restricted common stock at $0.15 per share to a former director and officer. Subsequent to December 31, 2005, further 500,000 shares were issued to the former director and officer of the Company. Both blocks of stock were delivered subsequent to the year end upon conclusion of the renegotiation of his contract.

At December 31, 2005, accounts payable includes $20,911 due to the former director for expenses incurred on behalf of the company.

b) During the year ended December 31, 2005, the company issued 250,000 shares the Company's restricted common stock at $1.00 per share to a director of the Company.

c) During the year ended December 31, 2005, the company paid $54,141 in salaries to a former officer of the company.

d) During the nine months ended September 30, 2006, the company issued 500,000 shares of the Company's restricted common stock at $0.15 per share to a director of the Company for services and paid $76,189 for consulting to the same director.

e) During the nine months ended September 30, 2006, the company paid $26,000 for consulting services to a company controlled by a director of the company.

f) During the nine months ended September 30, 2006, the company paid $20,000 for consulting services to the President of the company.

g) During the nine months ended September 30, 2006, the company granted incentive stock options to directors and officers of the company to acquire up to 11,075,000 common shares at $0.20 per share for a period of five years.

NOTE 5.  PURCHASE OF SUBSIDIARY

During the last quarter of 2004 the Company purchased 100% of its current subsidiary, Rocket Technologies, Inc. The subsidiary was purchased to acquire software technology and client contracts. This value has been reflected in the goodwill on the balance sheet.

The terms of the purchase were $400,000 cash and 8,000,000 shares of restricted common stock. The stock was valued at the current market prices discounted for restriction and control, ($1.488 less 1.030 =.45 per share value) for a total stock value of $3,600,000. The total purchase price was $4,000,000. Below is a condensed balance sheet of Rocket Technologies, Inc. at the time of purchase, October 1, 2004.

   Cash                                       $  1,510
   Other Current Assets                       $  1,265
   Fixed Assets                                $31,422
   Goodwill                                 $3,975,003
   Current Liabilities                         ($9,200)

During the three-month period ended December 31, 2005, the Company paid the balance of $50,000 due on acquisition of the subsidiary.

NOTE 6.  SUBSEQUENT EVENTS

On November 14, 2006, the Board of Directors of the Company authorized an amendment to the Stock Option Plan such that up to 11,100,000 shares of its common stock can be set aside to provide certain executives, directors, and other employees or consultants the option to purchase shares of the Company's stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of Rocketinfo's services, projections concerning operations and available cash flow. Rocketinfo's actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of Rocketinfo's financial condition and results of operations should be read in conjunction with Rocketinfo's financial statements and the related notes thereto appearing elsewhere herein.

Business Strategy

Rocketinfo is an Internet news and information aggregation service company. The company is undergoing a transformation under new management where it will focus and expand its resources on the value proposition that current enterprise customers continue to pay a subscription fee. To achieve this growth the Company has raised working capital and will require additional financing to build its sales, marketing, development and operations teams.

Current Operations

The Registrant has received revenues in the quarter ending September 30, 2006 of $92,179, a 29% year over year gain. For the nine months ended September 30, 2006, revenues totaled $285,687, a 55% year over year gain.

Operating activities during the quarter have been related to the sales and marketing activities related to the Rocketinfo suite of search, competitive intelligence and business intelligence products. The Registrant will not cease direct sales operations as described above but will concentrate on scaling up the sale of Rocketinfo's services to more clients as financing permits.

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

Management has also decided to hire additional technical staff to ensure that the Registrant can meet the demands for its services and additional marketing personnel to increase sales.

Management believes that cash flow from operations related to the new business model, which is projected to grow during 2007, will be sufficient to allow the Registrant to continue in business in 2007 and beyond.

General and Administrative Expenses

General and Administrative expenses totaled $486,789, compared to General and Administrative expenses of $840,332 for the three months ending September 30, 2005. The decrease in General and Administrative expenses was due to the fact that last year stock was issued to individuals for services while only 60,000 shares were issued to an individual for services in this quarter.

Net Loss

The Registrant incurred a net loss of $308,811 for the three months ending September 30, 2006, compared to net loss of $769,629 in the three months ending September 30, 2005.

Liquidity and Capital Resources

As of September 30, 2006 the Registrant's total assets consisted of cash and accounts receivable in the amount of $204,671 and equipment and goodwill of $4,011,947 for total assets of $4,216,618 compared to cash and accounts receivable in the amount of $131,138 and equipment and goodwill of $3,997,731 on September 30, 2005. The Registrant has total liabilities in the amount of $767,274 as of September 30, 2006, compared to $42,513 as of September 30, 2005. Subsequent to September 30, 2006, $323,300 of the total liabilities was converted to equity.

As of September 30, 2006 the Registrant had a working capital deficit of $562,603. (See Part II - Other Information pertaining to conversion of debt to shares.)

Current funds available to the Registrant are inadequate for it to be fully competitive in the areas in which it intends to operate. The Registrant will need to raise additional funds in order to fully implement its business plan and is currently in the process of raising such funds. The Registrant will attempt to raise approximately $3,000,000 in additional funds over the next 6 months through private placements; however, there can be no assurance that the Registrant will be successful in raising such additional funds. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

Item 3. Controls and Procedures

There have been no significant changes in the Company`s internal controls or in other factors.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the Internal control.

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

PART II - OTHER INFORMATION


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No legal matters were brought to the attention of the Company during the three month period ended September 30, 2006 other than has been disclosed in previous filings. However, management continues to deal with certain issues arising from activities in prior years and is seeking to resolve these matters. These issues, for the most part, have to do with amounts sought by past creditors and management believes that amicable settlements are likely in most, if not all, cases. The result of the resolution of such matters is not believed to present a material threat to the future operations of the Company.

Item 2. Changes in Securities and Use of Proceeds.

On October 2, 2006, the Board of Directors agreed to issue 1,616,500 common shares for the conversion of debt in the aggregate amount of $0.20 per unit. A unit consists of one share of the company's common stock $0.001 par value and one warrant. Each warrant entitles the holder to purchase one share of the company's common stock for $0.25 exercisable at any time from their initial issue date until August 31, 2007. Although this transfer of debt to stock was agreed upon prior to the close of the quarter, it is not reflected in the Q3 quarter's results due to the fact that the stock transfer did not occur until October 2, 2006. This stock offer is part of an approved financing round to generate short-term working capital.

All of the securities will be issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1934 to sophisticated investors.

The above options were issued pursuant to an exemption from  registration  under
Section 4(2) of the Securities Act of 1934 to sophisticated investors

Item 3. Defaults Upon Senior Securities.
        not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
         not applicable.

Item 5. Other Information. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Reports on Form 8-K.   none
(b)   Exhibits.

31. Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

32. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 2006

ROCKETINFO, INC.

By  /s/Marco Hegyi
    ------------------------
    Marco Hegyi
    Chief Executive Officer and Director