Form 10KSB
period 2006-12-31
Rocketinfo Inc.
filed 2007-03-30
CIK 1085203

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 for the fiscal year ended December 31, 2006.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period

    from _______________________ to _____________


                        Commission File Number 000-26373


                                 ROCKETINFO INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


       DELAWARE                                  98-0196717
 -------------------------------  ------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)


             3101 West Coast Highway, Suite 210, Newport Beach, CA.
                   ------------------------------------------
                    (address of principal executive offices)


                                      92660
                                   ----------
                                   (Zip Code)


                     Issuer's telephone number 949-548-0223

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

Issuer's consolidated and combined revenues for its most recent fiscal year:
$342,415.

As of March 27, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates (assuming that the issuer's only affiliates are its officers, directors and 10% or greater stockholders) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, was $8,434,922.

As of March 27, 2007 the number of shares outstanding of the issuer's common shares was 46,327,843.


                     Documents incorporated by reference: 8K

Transitional Small Business Disclosure Format (Check one): [ ]Yes [X]No



                                TABLE OF CONTENTS

PART 1
Item 1     DESCRIPTION OF BUSINESS                                            3
Item 2.    DESCRIPTION OF PROPERTY                                            5
Item 3.    LEGAL PROCEEDINGS                                                  5
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                5
PART II
Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           5
Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          6
Item 7.    FINANCIAL STATEMENTS                                               8
Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                          20
Item 8A.   CONTROLS AND PROCEDURES                                           20
Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT        20

PART III
Item 10.   EXECUTIVE COMPENSATION                                            21
Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS                        22
Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    24
Item 13.   EXHIBITS AND REPORTS ON FORM 8-K                                  24
Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                            24

SIGNATURES                                                                   26

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

(a) Business Development.

Rocketinfo Inc., a Delaware company incorporated in October 1998, has its executive offices at 3101 West Coast Highway, Suite 210, Newport Beach, CA. 92660 USA. The telephone number is 949-548-0223.

Through December 31, 2006, the Company has generated $342,415 in revenues from operations.

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

oA high-performance content storage system that uses advanced, proprietary indexing, clustering and compression technology to allow the content to be searched quickly without relying on expensive computing resources. Keyword and concept search flexibility, combined with parametric search controls offer unlimited size, scope and precision in the creation of the search expressions, without impacting performance.

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

CURRENT OPERATIONS

The Registrant utilizes the services of full time employees, its Officers and Directors are experienced industry consultants to conduct business. Additionally, the Company has been attempting to negotiate financing with which to continue and expand its business operations. The Company will not be able to pursue the sales and marketing of its products as aggressively as planned if it is not able to secure additional financing.

Over the last twelve months, management has taken the steps described above to create a successful business model for the Registrant. Management responded to the lack of sales revenue from its resource business with the termination of the previous oil and gas business activities. The Registrant has also restructured its debt, completed the acquisition of Rocket Technologies and targeted marketing efforts on increasing sales of products related to the new Rocketinfo business model. Management has also decided to hire both additional technical staff to ensure that the Registrant can meet the demands for its products and additional sales and marketing personnel to increase sales. Management believes that cash flow from operations related to the new business model, which is projected to grow significantly during 2007, will be sufficient to allow the Registrant to continue in business in 2007 and beyond.

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

Goodwill-Asset Impairment
-------------------------

Pursuant to a series of share acquisition agreements dated August 3, 2004 and effective October 1st, 2004, the Company acquired all of the outstanding shares of Rocket Technologies Inc. ("Rocket Technologies") in exchange for Eight Million (8,000,000) shares of the Company's common stock, and cash payments in the amount of Four Hundred Thousand Dollars ($400,000) to the shareholders of Rocket Technologies. As a result of the acquisition, the Company carries goodwill as an asset on its balance sheet as at December 31, 2006 in the amount of $3,975,000. The Company assesses the recoverability of the fair value of the goodwill at least annually. If it is determined that an impairment exists the Company will record a reserve for the amount of the decrease in the value.

In determining the factors relevant to the value of Goodwill and other assets, the Company assesses the present value of estimated future cash flows. The Company believes that the fair value of the Goodwill asset has not declined and accordingly has not recorded a reserve as of December 31, 2006.

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

EMPLOYEES

Currently, the Company has 11 employees and full time consultants, some of whom are also current officers. All of the employees are employed on a full time basis, and are paid salaries. None of the employees are represented by a collective bargaining agreement.


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

(a) The Company's principal administrative offices were located at: 3101 West Coast Highway, Suite 210, Newport Beach, CA 92660 which consisted of one office.

(b) Investment Policies.

The Company has no policy on investments in real estate or interests in real estate, investments in real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

(c) Description of Real Estate and Operating Data.

The Company does not hold or intend to acquire any real estate.

ITEM 3.  LEGAL PROCEEDINGS.

o Hendry Warren LLP claim for CDN $31,030. Hendry Warren a Canadian accounting firm claimed for work allegedly performed for the Company. This claim was settled by the payment of CDN $10,000 to Hendry Warren.

o Moskowitz Altman & Hughes claim for USD $50,313.88. Mr. Moskowitz claims against the Company for work allegedly done for the Company as an attorney from 1999 to 2001. Moscowitz has received a judgment against the Company and the Company is appealing this matter.


o Freeman & Davis claim for USD $34,040.86 for services performed as auditors for the Company from 1999 to 2000. A settlement of this claim is in the preliminary stages and management anticipates a resolution to this matter during the second quarter of calendar 2007.

o Jetpack Creative claim for CDN $22,585 for design services was awarded to the plaintiff when the Company failed to attend a settlement conference in March, 2006. The award was settled between JetPack Creative and the Company by the payment of CDN $16,000 to the plaintiff.

o The Canadian Press ("CP") has taken legal against Rocketinfo and seeks an injunction to prevent the Company from 1) producing, reproducing, selling or distributing CP's news items and 2) communicating CP's news items to the public by telecommunication, or 3) otherwise infringing on the Plaintiff copyright. Rocketinfo is vigorously defending against this action but is also seeking to come to some sort of commercial settlement with the Plaintiff such that both parties in the action can enjoy a mutually beneficial partnership rather than the continuous outlay of legal costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2006, through solicitation of proxies or otherwise.

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


            QUARTER ENDED                      LOW PRICE       HIGH PRICE
         -------------                      ---------         --------

             March 31, 2005                     $1.85             $3.39
         June 30, 2005                      $1.30             $2.95
         September 30, 2005                 $0.46             $1.45
         December 31, 2005                  $0.16             $0.56

             March 31, 2006                     $0.19                $0.21
         June 30, 2006                      $0.16             $0.17
         September 30, 2006                 $0.19             $0.21
         December 31, 2006                  $0.14             $0.17

         (Source: YAHOO Finance; RKTI.OB; Historical Prices)

As of December 31, 2006, there were approximately 189 holders of record of the Company's common stock.

The Company has not paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings that it may realize in the foreseeable future to finance its operations.

The following table sets forth the information as at December 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

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

                                 (a)                          (b)                         (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans         0                                 0                        1,000,000
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not   7,500,000                           0                           0
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Total                           7,500,000                           0                        1,000,000
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

During the year ended December 31, 2006, the Company received $854,945 in cash for 8,075,802 shares of restricted common stock that were issued in the offering pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended.

During the year 2006 the Company issued 620,000 shares of restricted common stock for services rendered to the Company in the amount of $98,980.

There have been no other issuances of common and/or preferred stock during the year ended December 31, 2006.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operations
------------------

For the period from the Registrant's inception through the end of the reporting period, the Registrant has received $342,415 in consolidated and combined revenues. Operating activities during the quarter have been related primarily to establishing the management and operating infrastructure, as well as the negotiation and execution of the above described agreements with Rocket
Technologies and the commencement of marketing activities related to the Rocketinfo suite of search, competitive intelligence and business intelligence products. The Registrant will continue to implement operations described above to participate in the search sector and the marketing of related infrastructure services.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
                                            2006              2005
                                            ----              ----

TOTAL CURRENT ASSETS                        55,161            75,734
TOTAL CURRENT LIABILITIES                  519,415           175,174

WORKING CAPITAL SURPLUS/ (DEFICIENCY)     (464,254)          (99,431)

The working capital surplus has decreased by $ 364,814 from December 31, 2005 to December 31, 2006. Cash decreased by $16,728 over the same period. The decrease in working capital surplus and decrease in cash was substantially due to expenses generated by the Registrant in expanding its sales operations. It is anticipated that additional funding for the next twelve months will be required to achieve the objectives of the Company's current business plan. Attempts are ongoing to raise funds through various equity mechanisms. The Company will also consider using use various debt instruments as well as public offerings to raise such capital as is needed to supplement the revenue of the Company during 2007.

General and Administrative Expenses
-----------------------------------

General and administrative expenses decreased from $2,533,080 to $1,688,258, a decrease of $844,822, over 2005. This decrease was due to a decrease in costs associated with the commencement and expansion of operations in the search software business.

Net Loss
--------

The Company's net loss decreased from $2,333,113 in 2005 to $2,164,946 in 2006 primarily due to a decrease in general and administrative costs and an increase in stock-based compensation. At December 31, 2006 the Company had a stockholders' deficit of $7,229,018. The Company is currently in its operating stage and has expended a substantial amount of funds to date. The sales of the Company for fiscal years 2005 and 2006 were respectively $210,599 and $342,415.

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


ITEM 7. FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
        ACCOUNTANTS AND ADVISORS
        ------------------------
        PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors
Rocketinfo, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Rocketinfo, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocketinfo, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had a net loss since inception this raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Moore & Associates, Chartered


Moore & Associates Chartered
Las Vegas, Nevada
March 30, 2007


   2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511
   Fax (702) 253-7501
   -----------------------------------------------------------------

                         ROCKETINFO, INC. AND SUBSIDIARY
                                 BALANCE SHEETS


                           DECEMBER 31, 2006 AND 2005

                                                                                     2006                    2005
                                                                                ------------             ------------

                                     Assets
                                     ------
 Current assets:
        Cash                                                                    $        1,617         $       18,345
        Accounts receivable, net                                                        39,070                 57,389
        Prepaid expenses                                                                14,474                      -
                                                                                 -------------         --------------
            Total current assets                                                        55,161                 75,734

 Equipment, net                                                                         81,980                 45,715
 Security deposit                                                                       11,898                      -
 Goodwill                                                                            3,975,003              3,975,003
                                                                                 -------------         --------------
            Total assets                                                        $    4,124,042         $    4,096,452
                                                                                ==============         ==============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
       Accounts payable                                                                376,468                143,453
       Deferred revenues                                                                     -                 11,511
       Loan payable                                                                    142,947                 20,210
                                                                                 -------------         --------------
           Total current liabilities                                                   519,415                175,174
                                                                                 -------------         --------------

 Stockholders' equity:
       Preferred stock, $.001 par value, 5,000,000 shares
            authorized, none issued                                                          -                      -
       Common stock, $.001 par value,  95,000,000 shares
            authorized, 46,102,843 shares and 37,407,041 shares
            issued and outstanding respectively                                         46,103                 37,407
       Additional paid-in capital                                                    9,728,917              8,783,068
       Contributed capital                                                           1,058,625                164,875
       Common stock subscriptions                                                            -                      -
       Deficit accumulated during the development stage                             (7,229,018)            (5,064,072)
                                                                                 ----------------    ----------------
           Total stockholders' equity                                                3,604,627              3,921,278
                                                                                 ----------------    ----------------
           Total liabilities and stockholders' equity                           $    4,124,042        $     4,096,452
                                                                                 ================    ================


    The accompanying notes are an integral part of these financial statements

                         ROCKETINFO, INC. AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS

                           DECEMBER 31, 2006 AND 2005

                                                                                     2006                    2005
                                                                                ------------             ------------

Revenues: Sales                                                                 $    342,415             $    210,599
       Miscellaneous income                                                                -                      797
                                                                                ------------             ------------
                                                                                     342,415                  211,396
Expenses:
       Depreciation                                                                   14,075                   11,429
       General and administrative                                                  1,688,258                2,533,080
       Stock-based compensation                                                      893,750                        -
                                                                                ------------             ------------
                                                                                   2,596,083                2,544,509

          Loss before other item:                                                 (2,253,668)              (2,333,113)

Other item:
       Gain on debt settlement                                                        88,722                        -
                                                                                ------------             ------------
          Net loss                                                                (2,164,946)              (2,333,113)
                                                                                ============             ============

       Basic net loss per share                                                        (0.05)                   (0.10)
                                                                                ============             ============

       Weighted average common
          shares outstanding                                                      41,907,002               23,230,700
                                                                                ============             ============


   The accompanying notes are an integral part of these financial statements

                         ROCKETINFO, INC. AND SUBSIDIARY
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                DECEMBER 31, 2006


                               Issued                 Subscribed
                        Common       Common       Common      Common     Additional             Accumulated  Subscriptions  Total
                        Stock        Stock        Stock       Stock        Paid-In   Contributed  (Deficit)   Receivable
                        Shares       Amount$      Shares       Amt$        Capital$    Capital$       $            $           $
                    =============  =========== ===========  ==========  ============ ========== ============= ============ ======

Inception (Octber 2,
 1998)                        -             -            -         -           -            -          -          -            -

Issuance of common
stock                 2,000,000        2,000                                                                                2,000

Common stock
subscriptions                                    6,000,000     6,000                                             (5,488)      512

Net Loss                                                                                              (426)                  (426)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balance
December 31,1998      2,000,000        2,000     6,000,000     6,000           -            -         (426)      (5,488)    2,086

Issuance of stock to
subscribers           6,000,000        6,000    (6,000,000)   (6,000)                                             5,488     5,488

Issuance of common
stock through
Regulation D offering   500,000          500                             102,144           -                              102,644

Net loss                                                                                          (259,663)              (259,663)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31,1999      8,500,000        8,500                             102,144           -      (260,089)              (149,445)

Net loss                                                                                           (80,401)               (80,401)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2000     8,500,000        8,500                             102,144           -      (340,490)              (229,846)

Net Loss                                                                                           (36,509)               (36,509)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2001     8,500,000        8,500                             102,144           -      (376,999)              (266,355)

Net loss                                                                                           (65,167)               (65,167)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2002     8,500,000        8,500                             102,144           -       (442,166)              (331,522)
                                                                                                                               -
Issuance of common
 stock                   20,000           20                              19,980                                           20,000
                                                                                                                               -
Net loss for year                                                                                  (58,935)               (58,935)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2003     8,520,000        8,520                             122,124           -      (501,101)              (370,457)

Stock issued for
Debt                    274,375          274                             548,201                                          548,475
Stock Issued for
services              1,722,785        1,723                             496,377                                          498,100
Stock Issued for
purchae of Rocket
Technologies, Inc.    8,000,000        8,000                           3,582,800                                        3,590,800
Common stock issued
 for cash             2,786,116        2,786                           1,114,351                                        1,117,137
 for Cash             1,000,000        1,000                             674,000                                          675,000
Capital contributed                                                                   157,099                             157,099
Common Stock Subscribed                             90,666   136,000                                                      136,000
Net (Loss) for year                                                                              (2,229,858)           (2,229,858)
                    ------------    ----------  ----------  --------   ---------   ----------    ----------   ---------- ---------
Balances
December 31, 2004    22,303,276        22,303       90,666   136,000   6,537,853      157,099    (2,730,959)            4,122,296
                    ============    ==========  ==========  ========   =========   ==========    ==========   ========== ========
Subscription shares
 issued                  90,666            91      (90,666) (136,000)    135,909                                                -

Stock issued for
services              3,091,334         3,091                          1,297,476                                        1,300,567

Stock issued for cash 4,376,765         4,377                            819,375                                          823,752

Stock issued pursuant
 to private placement 7,545,000         7,545                          1,176,208                                        1,183,753
Stock issue cost                                                      (1,183,753)                                      (1,183,753)

Capital contributed                                                                     7,776                               7,776

Common stock subscribed                                 -         -                                                             -

Net (loss) for
  the period                                                                                     (2,333,113)           (2,333,113)
                   ------------    ----------  ----------  --------   ----------    ----------   -----------  --------  ---------
Balances
December 31, 2005    37,407,041        37,407           -         -    8,783,068      164,875    (5,064,072)            3,921,278
                   ============    ==========  ==========  ========   ==========    ==========   ===========  ======== ==========


Common stock subscribed                                 -         -                                                             -

Stock issued for
services                620,000           620                             98,980                                           99,600

Stock issued pursuant
 to private placement 8,075,802         8,076                            846,869                                          854,945

Capital contributed                                                                   893,750                             893,750

Net (loss) for
  the period                                                                                     (2,164,946)           (2,164,946)
                   ------------    ----------  ----------  --------   ----------    ----------   -----------  --------  ---------
Balances
December 31, 2006    46,102,843        46,103           -         -    9,728,917     1,058,625   (7,229,018)            3,604,627
                   ============    ==========  ==========  ========   ==========    ==========   ===========  ======== ==========



     The accompanying notes are an integral part of these financial statements

                        ROCKETINFO, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS

                           DECEMBER 31, 2006 AND 2005

                                                                                     2006                    2005
                                                                                ------------             ------------
Cash flows from operating activities:
      Net income (loss)                                                         $  (2,164,946)         $    (2,333,113)
      Adjustments to reconcile net loss to net cash used in
          operating activities:
              Depreciation                                                             14,075                   11,429
              Stock for Services                                                       99,600                1,300,567
              Stock based compensation                                                893,750                        -
              Gain on debt settlement                                                 (88,722)                       -
              Changes in operating assets and liabilities:
                  Accounts receivable                                                  18,319                  (19,321)
                  Prepaid expenses                                                    (14,474)                       -
                  Security deposit                                                    (11,898)                       -
                  Accounts payable and accrued liabilities                            321,736                  126,394
                  Deferred revenues                                                   (11,511)                  11,511
                                                                                -------------          ---------------
                       Net cash provided (used) in operating activities              (944,071)                (902,533)
                                                                                -------------          ---------------
Cash flows from investing activities:
      Purchase of equipment                                                           (50,339)                 (27,632)
                                                                                --------------         ---------------
                       Net cash provided (used) by investing activities               (50,339)                 (27,632)
                                                                                -------------          ---------------
Cash flows from financing activities:
      Loans payable                                                                   122,737                   20,000
      Related parties                                                                       -                  (50,000)
      Proceeds from issuance of common stock, net                                     854,945                  823,752
      Common stock subscriptions                                                            -                        -
      Contributed capital                                                                   -                    7,776
                                                                                -------------          ---------------
                        Net cash provided (used) by financing activities              977,682                  801,528
                                                                                -------------          ---------------
                        Net increase (decrease) in cash                               (16,728)                (128,637)

Cash at beginning of period                                                            18,345                  146,982
                                                                                -------------          ---------------
Cash at end of period                                                           $       1,617           $       18,345
                                                                                ==============         ===============

Supplemental information
      Taxes                                                                     $           -           $            -
                                                                                =============           ==============
      Interest                                                                              -                        -
                                                                                =============           ==============




     The accompanying notes are an integral part of these financial statements

                         ROCKETINFO INC. AND SUBSIDIARY

                        Notes to the Financial Statements
                                December 31, 2006

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

  The sale of shares by the selling shareholders was initiated as a result of an exhaustive review by the Company's Board of Directors and subsequent decision to focus its resources and management efforts on pursuing opportunities in the oil and gas industry. In keeping with this strategy, then the Board of Directors authorized a change in the Company's name from Zeppelin Software, Inc. to Zeppelin Energy Inc.

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

  (d) Goodwill

  Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement
  142), indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of Statement 142, we are required to perform an annual (or under certain circumstances more frequent) impairment test of our goodwill. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. See Note 5, Purchase of Subsidiary, for additional information regarding goodwill.

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

  The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have material effecton the Company's results of operations or financial position.

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

  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

  In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

  In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be February 1, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

  (i) Reclassifications. Certain prior year balances have been reclassified to conform with the current year financial statement presentation. Those reclassifications had no impact on previously reported results of operations or stockholders' deficit.

  (j) Depreciation. For the years ended December 31, 2006 and 2005, depreciation expense amounted to $14,075 and $11,429 respectively.

  (k) Accounts Receivable summary is listed below:

                                            12/31/06 12/31/05

  Gross Amount                              $ 39,070       $57,389
  Allowance for Doubtful Accounts                --            --
                                       -------------  ------------
  Accounts Receivable net                   $ 39,070       $57,389
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

  Year 2006
  During the year ended December 31, 2006, the Company issued 3,300,000 shares of restricted common stock valued at $547,800 pursuant to the purchase price guarantee clause of the private placement agreement of 2004. During the year the Company issued 620,000 shares of the Company's common stock valued at $99,600 for services, 2,004,302 shares at $0.15 per share and 2,771,500 shares at $0.20 per share pursuant to private placements.

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


  As of December 31, 2006, 5,075,000 stock options were outstanding with a weighted-average exercise price of $0.20 and weighted-average remaining contractual lives of 4.34years.

  Stock Based Compensation

  On June 22, 2006, the Company granted incentive stock options to directors, officers and consultants to acquire up to 8,475,000 common shares at $0.20 per share for a period of five years. The fair value of the these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; risk free interest rate of 5.18%, expected volatility of 194%, an expected option life of 5 years and no expected dividends. The weighted average grant date fair value of options granted during the period was $0.20 per share. The Company recognized stock-based compensation of $893,750 during the year ended December 31, 2006.

  During the year ended December 31, 2006, the Company cancelled 1,450,000 share purchase options granted to a director of the Company in the second quarter due to departure of this director from the board of directors of the company.

  The Company granted share purchase options to its new Chairman to acquire up to 2, 000, 0000 common shares at $0.20 per share for a period ending December 31, 2009 and 1,600,000 share purchase warrants allowing the Chairman to acquire 1,600,000 common shares at a price of $0.10 per share for a period of two years from the signing of his original consulting agreement with the Company. In the fourth quarter, the Company cancelled 2,000,000 share purchase options granted to the Chairman and a director of the Company due to departure of this director from the board of directors of the Company.

  The Company also granted share purchase options to its new Chief Executive Officer to acquire up to 3,000,000 common shares at $0.20 per share for a period ending December 31, 2009 and 1,600,000 share purchase warrants allowing the Chief Executive Officer to acquire 1,600,000 common shares at a price of $0.10 per share for a period of two years from the signing of his original consulting agreement with the Company. In the fourth quarter, the Company cancelled 3,000,000 share purchase options granted to the Chief Executive Officer and a director of the Company due to departure of this director from the board of directors of the Company.

  NOTE 3.  LOAN PAYABLE

  As of December 31, 2006, the loan payable balance comprised of:

  a) $142,947 loan on interest free basis payable on demand.

  This loan was made to the Company by a company with a common director.

  NOTE 4. RELATED PARTY TRANSACTIONS - NOTE 6

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

  d) During the year ended December 31, 2006, the company issued 500,000 shares of the Company's restricted common stock at $0.15 per share to a director of the Company for services and paid $76,189 for consulting to the same director.

  e) During the year ended December 31, 2006, the company paid $30,500 for consulting services to a company controlled by a director of the company.

  f) During the year ended December 31, 2006, the company paid $76,500 for consulting services to the former President of the company.

  g) During the year ended December 31, 2006, the company granted incentive stock options to directors and officers of the company to acquire up to 11,075,000 common shares at $0.20 per share for a period of five years.

  h) During the year ended December 31, 2006, the company issued 635,119 shares the Company's common stock at $0.15 per share to a director of the Company.

  NOTE 5.  PURCHASE OF SUBSIDIARY

  During the last quarter of 2004 the Company purchased 100% of its current subsidiary, Rocket Technologies, Inc. The subsidiary was purchased to acquire software technology and client contracts. This value has been reflected in the goodwill on the balance sheet. As at December 31, 2006, the carrying amount of the goodwill was $3,975,003 (2005: $3,975,003).

   Goodwill-Asset Impairment
  Pursuant to a series of share acquisition agreements dated August 3, 2004 and effective October 1st, 2004, the Company acquired all of the outstanding shares of Rocket Technologies Inc. ("Rocket Technologies") in exchange for Eight Million (8,000,000) shares of the Company's common stock, and cash payments in the amount of Four Hundred Thousand Dollars ($400,000) to the shareholders of Rocket Technologies. As a result of the acquisition, the Company carries goodwill as an asset on its balance sheet as at December 31, 2006 in the amount of $3,975,000. The Company assesses the recoverability of the fair value of the goodwill at least annually. If it is determined that an impairment exists the Company will record a reserve for the amount of the decrease in the value.
  In determining the factors relevant to the value of Goodwill and other assets, the Company assesses the present value of estimated future cash flows. The Company believes that the fair value of the Goodwill asset has not declined and accordingly has not recorded a reserve as of December 31, 2006.
  The terms of the purchase were $400,000 cash and 8,000,000 shares of restricted common stock. The stock was valued at the current market prices discounted for restriction and control, ($1.488 less 1.030 =.45 per share value) for a total stock value of $3,600,000. The total purchase price was $4,000,000. Below is a condensed balance sheet of Rocket Technologies, Inc. at the time of purchase, October 1, 2004.

                Cash                                          $  1,510
                Other Current Assets                          $  1,265
                Fixed Assets                                   $31,422
                Goodwill                                    $3,975,003
                Current Liabilities                           ($9,200)


  During the year ended December 31, 2006, the Company paid the balance of $50,000 due on acquisition of the subsidiary.


  NOTE 6 : GOING CONCERN

  The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

  In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the periods covered by this Annual Report on Form 10-K.

Registrant has appointed Moore and Associates, Chartered of 2675 South Jones Blvd., Suite 109, Las Vegas Nevada 89146 ("Moore"), as Registrant's independent accountant for the fiscal year ending December 31, 2006. The decision to accept the engagement of Moore was approved by the Audit Committee of the Board of Directors on November 9, 2005. Moore will be performing the annual audit of Registrant's financial statements for the year ending December 31, 2006. Moore was engaged by Registrant on November 10, 2005.

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

The following table sets forth information concerning each of the directors and executive officers of the Company:

Names                      Age   Position
------                     ---   -------------------------------------

Bill Ganz                  45    President
                                 From December 06 to Present

Darren DeJean              36    Director of Business Development
                                 From August 2004 until his resignation on
                                 February 22, 2007.
Martin Thornell,           53    Director of Research (Non-board  member)
                                 From August 2004 to Present
Ray Welt                   62    Director From April 2005 to Present
Camilla Maz                40    Director and Secretary
                                 From December 2005 to Present
Philip Graves              51    Director From December 2005 to Present

CURRENT OFFICERS, DIRECTORS AND KEY EMPLOYEES

Bill Ganz, President: Bill delivers more than 20 plus years of professional experience in the fields of communications technology, multi-media and Internet-marketing. Bill also is one of the leaders in the area of new media technology that is driving the explosive market growth of Internet news content and other online information sources. Bill has a very successful media-marketing background and has supported the marketing efforts of many Fortune 500 companies, such as Epson, Nissan, Kenwood, Pentax, Fender music and Haier electronics. Ganz also has recently received a Horizon Interactive Award and two Telly Awards for his online educational and entertainment programs.

Martin Thornell, Director of Research: Martin has enjoyed a long and distinguished career as a professional researcher. Prior to joining Rocketinfo, Martin worked for many in the field of international trade, with a specialization in Japan. At the Canada-Japan Trade Council, he worked with senior levels of government in both Canada and Japan to promote and advance bilateral trade and was a member of a number of high-level trade promotion delegations and was frequently called upon by the media and Parliamentary committees to comment on bilateral trade issues and disputes. Martin began his career as the political researcher at the Embassy of Japan in Ottawa, a position he accepted following graduation from Queen's University.

Travis Rosser, Director of Web Products: With 17 years in design, the majority of them on-line, Travis is a visionary and has the talent of knowing what direction companies should take, creative or otherwise. His designs are brilliant, progressive, and appropriately communicate to an audience how to use often-complex on-line systems. Having worked exclusively on the BMW site for a number of years, he has also been Chief Creative Officer for BlinkFirst.com, a progressive and growing GUI and Web design firm. Travis is a focused, dedicated professional, who specializes in designing creative, effective, clean, and functional web sites for companies of all sizes in a variety of industries. He was the creative force for the owner's circle for BMW North America; he designed both the interface and interactive tour. He also developed the Epson Online Experience, which won the Horizon Interactive Award.

Phil Chin, Senior Software Developer: Phil began his career at Rocketinfo in September 1999 after graduating with a Computer Programming and Analysis diploma from Seneca College in Toronto. His software and programming knowledge has been influential in helping to develop and create new products over the past seven years. Phil is an expert in Java, RSS, HTML, DHTML, JavaScript and XML technology. He also has a vast knowledge of network administration, software design, development and deployment and has worked on Linux Red Hat, Windows OS 95/98/2K/XP, and various database management systems. Phil is engaged in research and development related to BOT technology, RSS, database design, AJAX, web applications and mobile content delivery.

Jim Baxter, Senior Software Developer: After graduating from British Columbia Institute of Technology, Jim began his career in 1997 developing data warehousing and network analysis tools for BCTel and Bell South. In 1999 James took on a senior development position at Pacific Industrial Scale Inc., designing production and product control enterprise software for the likes of Weyerhaeuser Canada and BC Hothouse growers. Working with PIS Inc. also provided great exposure to chip level development and real time programming. After PIS James spent a couple of years developing artificial intelligence for both the game industry and stock monitoring tools before finding Rocketinfo at the beginning of 2005. Jim has designed and developed two new desktop applications harnessing ROCKETinfo's news search Technology and RSS delivery. He has also developed several reporting tools, incorporated third party API's, added functionality to existing products, while continuing to support and design website enhancements

Darren DeJean, B.Sc. P. Eng, Director of Business Development
Mr. De Jean's entrepreneurial spirit found its home with the foundation of Rocketinfo. While nurturing the company through its initial start-up phase Darren was responsible for corporate finances, partnerships, website development, sales and marketing. As the company grew he focused his considerable energies and enthusiasm on licensing Rocketinfo's products and services to corporations, governments and OEM partners, and developing the company's worldwide sales and distribution channels. Prior to co-founding Rocketinfo, Mr. De Jean's took advantage of his engineering background (P.Eng-Mechanical Engineering & BSc-Physics, Lakehead) and superior communication skills in selling IT products and services to commercial and federal government accounts, managing a sales force, developing international distribution channels, and managing complex solution integration projects. Mr. De Jean has worked with GE Capital, Milkyway Networks and SLM Software where he responsible for a more 400% growth in sales in the Canadian and European markets. Mr. DeJean resigned from the Company on February 22, 2007.

Camilla Maz B.A. (Bus Admin)
Ms. Maz has been an Officer and Director of Dulcin Izmir Corporation since April 2005. From 2002 to present, Ms. Maz has been the President of Prosper Financial, Inc., a management company that currently has a contract with China Granite Corporation, a reporting company that mines, processes and distributes various granites and produces and distributes Rare Earth metals and alloys. In this role, Ms. Maz acts as secretary and treasurer of China Granite. From May 2004 to March 2005, Ms. Maz was President and Director of FUSA Capital Corporation, a reporting company engaged in ownership, development and marketing video and audio search engine technology. From 2000-2002, Ms. Maz was Executive Assistant and Investment Analyst for Auron 2000, Inc., a company engaged in consulting and management of companies in several industries from biotechnology to internet. From 1996 - 2002 Ms. Maz was a founder and President of a company dedicated to sales and massive distribution in Colombia. Previously, Ms. Maz participated with Millicom International in the bid for cellular communications in Colombia and as Regional Manager for Celcaribe S.A.. Ms. Maz received a Bachelor Degree in Business Administration with areas of concentration in Marketing and Finances from the Universidad de los Andes, Colombia in 1993.

Philip Graves
Philip Graves has been working in the capital markets for 20 years helping to organize, manage and direct public and private companies. In addition to being a director of Rocketinfo, he is president of Excalibur Investments Ltd, a privately held investment company with a principal interest in startup and turnaround opportunities. He is a former director and president, respectively, of Nanovation Inc., a developer of integrated optical switches and wires, and its parent Stamford International Inc.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to
Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file the same during the fiscal year ended December 31, 2006.

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


                        Summary Compensation Table

                                               Long Term Compensation
                Annual Compensation            Awards                    Payouts
Name and  Year  Salary    Bonus  Other Annual  Restricted   Securities   LTIP     All Other
Principle         $)       ($)   Compensation  Stock        Underlying   Payouts  Compensation
Position                                       Award(s)($)  Options/SARs   ($) ($)
                                                            (#)
-------------------------------------------------------------------------------------------
Ganz,     2006    0 (1)    0       180,000      1,800,000        0          0          0
President
-------------------------------------------------------------------------------------------

DeJean,   2006   82,000  28,416.79(2)0            350,000        0          0          0
Director
Business
Development

-------------------------------------------------------------------------------------------

Thornell, 2006   66,000    0         0            350,000        0          0          0
Director
of
Research
-------------------------------------------------------------------------------------------


(1) Mr. Ganz is paid as a consultant to the Company.

(2) Mr. Dejean earned commissions of $28,416.79 during 2006 as a result of sales initiated and completed by him during the year.

COMPENSATION OF DIRECTORS

There is no arrangement for the compensation of directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

There are currently three employment agreements between the Company and its named executive officers.

The Company has entered into a management contract subsequent to year-end with Prosper Financial, Inc. a company of which Camilla Maz is President


REPORT ON REPRICING OF OPTIONS/SARs

During the fiscal year ended December 31, 2006, the Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the Named Executive Officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the information as at December 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Equity Compensation Plan Information

----------------------------------------------------------------------------------------------------------
Plan category  Number of securities to be  Weighted-average exercise           Number of securities
               issued upon exercise of     price of outstanding                remaining  available for
               outstanding options,        options, warrants and               future issuance under
               warrants and rights         rights                              equity compensation plans
                                                                               (excluding securities
                                   (a)                    (b)                   reflected in column (a))

                                                                                          (c)
-----------------------------------------------------------------------------------------------------------
Equity compensation
plans                                0                     0                           1,000,000
approved by security holders
-----------------------------------------------------------------------------------------------------------
Equity compensation plans not    7,500,000              $0.20                                 0
approved by security holders
-----------------------------------------------------------------------------------------------------------
Total                            7,500,000              $0.20                         3,425,000
-----------------------------------------------------------------------------------------------------------

The Company's 2006 Stock Option Plan (the "Plan) was established to provide equity incentives to employees, including officers, non-employee members of the board of directors of the Company, and other eligible persons to provide a means through which the Company may attract able persons to serve the Company, by granting such persons options to purchase shares of stock of the Company. The Plan permits the granting of incentive stock options and non-qualified stock options. The maximum number of common shares that may be issued pursuant to options granted under this Plan is 8,500,000 common shares. The exercise price of an option is established by the fair market value of the common shares of the Company on the date of which the option is granted.

(a) Security ownership of certain beneficial owners.

The following table sets forth information, as of December 31, 2006, for any person (including any "group") who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities:

----------------------------------------------------------------------------------------
(1)                             (2)                          (3)                     (4)
----------------------------------------------------------------------------------------
Title of Class               Name and  Address                Amount          % of Class
----------------------------------------------------------------------------------------
Common Shares                   Cadaques, SA                    2,311,686 (1)      5.01%
                                Avedida Brasil 3031
                                Apt 102, Montevideo
                                Uruguay


Common Shares                   Ricardo Requena                 3,832,423          8.31%
                                25 De Mayo 444,
                                P2, Montevideo
                                Uruguay

 (1) Mario Rovella is the beneficial owner of Cadaques SA


(b) Security ownership of management.

The following table sets forth information, as of December 31, 2006, as to each class of equity securities of the Company beneficially owned by all directors, each of the Named Executive Officers, and directors and executive officers of the registrant as a group. Shown in column (3) is the total number of shares beneficially owned and in column (4) the percent of class so owned. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this Report.

----------------------------------------------------------------------------------------------------------
(1)                             (2)                          (3)                          (4)

Title of Class                  Name and                     Amount and                   Percent of Class
                                Address of Beneficial Owner  Nature of Beneficial Owner
----------------------------------------------------------------------------------------------------------
Common Shares                   Maria C. Maz                  3,698,029 (1)                     8.02%

Common Shares                   Daren DeJean                    300,000                         0.65%

Common Shares                   Martin Thornell                 350,000 (2)                     0.76%

Common Shares                   Bill Ganz                     1,800,000 (3)                     3.90%

Common Shares                   Philip Graves                   250,000 (4)                     0.54%

Common Shares                   Ray Welt                        250,000 (5)                     0.54%

Common Shares                   Directors and Executive       6,648,029                         14.42%
                                Officers as a group

(1) Includes 1,400,000 shares Ms. Maz has the right to acquire within sixty days from options.

(2) Includes 350,000 shares Mr. Thornell has the right to acquire within sixty days from options

(3) Includes 1,800,000 shares Mr. Ganz has the right to acquire within sixty days from options. Note that Mr. Ganz was awarded a further 450,000 options during the first quarter of fiscal 2007 bringing his total to 2,250,000.

(4) Includes 250,000 shares Mr. Graves has the right to acquire within sixty days from options.

(5) Includes 250,000 shares Mr. Welt has the right to acquire within sixty days from options.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees for services provided by Moore & Associates for fiscal year 2005; Mark Shelley, CPA for fiscal year 2004; and Tedder, James, Worden & Associates, P.A. provided during fiscal years 2004, and 2003:

                                  2005          2004             2003
                                     ------          ------           ------

         Audit Fees (1)               $7,500       $42,500         $12,250
         Audit-related fees (2)       $0           $0              $0

         Tax fees (3)                 $0           $3,330          $3,330
         All other fees (4)           $0           $0              $0

         Total                        $7,500       $45,880         $15,580


(1) Represents fees for professional services provided in connection with the audit of the Company's annual financial statements and review of Company's quarterly financial statements.


(2) During 2004 and 2003, the Company did not incur fees for assurance services related to the audit of the Company's financial statements, which services would be reported in this category.

(3) Represents fees for professional services and advice provided in connection with preparation of federal and state tax returns.

(4) During 2004 and 2003, the Company did not incur any other fees related to the Company's financial statements and other services provided.

Generally, the board of directors approves in advance audit and non-audit services to be provided by Moore & Associates. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the board of directors has delegated pre-approval authority to the Company's CFO for matters which arise or otherwise require approval between regularly scheduled meetings of the board of directors, provided that the Secretary & Treasurer report such approvals to the board of directors at the next regularly scheduled meeting of the board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ROCKETINFO INC.

      Date:  March 28, 2007    /s/ Bill Ganz
                               ---------------------------
                               Bill Ganz
                               President

      Date:  March 28, 2007    /s/ Paul Eagland
                               ---------------------------
                               Paul Eagland
                               Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bill Ganz
-------------------------------------
Bill Ganz, Director                             Date: March 28, 2007


/s/ Phil Bode
-------------------------------------
Phil Bode, Director                             Date: March 28, 2007


/s/ Ray Welt
-------------------------------------
Ray Welt, Director                               Date: March 28, 2007
/s/ Camilla Maz
-------------------------------------
Camila Maz, Director, Secretary                  Date: March 28, 2007


/s/ Philip Graves
-------------------------------------
Philip Graves, Director                          Date: March 28, 2007