Form 10KSB/A
period 2006-12-31
Rocketinfo Inc.
filed 2007-04-10
CIK 1085203

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

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


                     Documents incorporated by reference: 8K

Transitional Small Business Disclosure Format (Check one): [ ]Yes [X]No



                                TABLE OF CONTENTS

                                TABLE OF CONTENTS

PART 1
Item 1     DESCRIPTION OF BUSINESS                                            3
Item 2.    DESCRIPTION OF PROPERTY                                            5
Item 3.    LEGAL PROCEEDINGS                                                  5
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                5
PART II
Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           5
Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          6
Item 7.    FINANCIAL STATEMENTS                                               8
Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                          20
Item 8A.   CONTROLS AND PROCEDURES                                           20
Item 8B.   OTHER INFORMATION                                                 20

PART III
Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION
           16(a) OF THE EXCHANGE ACT                                         20
Item 10.   EXECUTIVE COMPENSATION                                            21
Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS                        22
Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE                                                      24
Item 13.   EXHIBITS                                                          24
Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                            24

SIGNATURES                                                                   26

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


ITEM 8B. OTHER INFORMATION
None

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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


CORPORATE GOVERNANCE


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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions
None.

Director Independence

The Corporation's Board of Directors consists of Bill Ganz, Ray Welt, Philip Bode, Camila Maz and Philip Graves. They are all independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2006, there were no transactions with related persons other than as described in the section above entitled "Item 10. Executive Compensation".



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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees for services provided by Moore & Associates for fiscal year 2005; Mark Shelley, CPA for fiscal year 2004; and Tedder, James, Worden & Associates, P.A. provided during fiscal years 2004, and 2003:

                                      2006            2005
                                     ------          ------


         Audit Fees (1)               $15,000      $15,000
         Audit-related fees (2)       $0           $0

         Tax fees (3)                 $0           $0
         All other fees (4)           $0           $0

         Total                        $15,000      $15,000


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

We intend to continue using Moore & Associates sole for audit and audit-related services, and as needed, for tax consultation and tax compliance services.

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

                               ROCKETINFO INC.

      Date:  March 28, 2007    /s/ Bill Ganz
                               ---------------------------
                               Bill Ganz
                               President

      Date:  March 28, 2007    /s/ Carol Laws
                               ---------------------------
                               Carol Laws
                               Chief Financial Officer


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