Form 10QSB
period 2007-03-31
Rocketinfo Inc.
filed 2007-05-21
CIK 1085203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-28931

ROCKETINFO, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	59-3564984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 West Coast Highway, Suite 210 Newport Beach, CA 92660

(Address of principal executive offices)

(949) 548-0223

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Issuer had ___________ shares of common stock issued and outstanding as of May 15, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

RocketInfo, Inc.
Form 10-QSB

ROCKETINFO INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$1,516	$1,617
Accounts receivable, net	33,421	39,070
Prepaid expenses	12,269	14,474

Total current assets	47,206	55,161

Equipment, net	76,664	81,980
Security deposit	11,898	11,898
Goodwill	3,975,003	3,975,003

Total assets	$4,110,771	$4,124,042

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	543,977	376,468
Loan payable	303,455	142,947

Total current liabilities	847,432	519,415

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, none issued	-	-
Common stock, $.001 par value, 95,000,000 shares
authorized, 46,327,843 shares and 46,102,843 shares
issued and outstanding respectively	46,328	46,103
Additional paid-in capital	9,766,942	9,728,917
Contributed capital	1,058,625	1,058,625
Common stock subscriptions	-	-
Deficit accumulated during the development stage	(7,608,556)	(7,229,018)

Total stockholders' equity	3,263,339	3,604,627

Total liabilities and stockholders' equity	$4,110,771	$4,124,042

See notes to condensed consolidated financial statements

ROCKETINFO INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months Ended
	March 31,
	2007	2006

Revenues: Sales	$43,162	$94,519

Expenses:
Depreciation	5,315	2,923
General and administrative	417,385	359,273
Total expenses	422,700	362,196

Net loss	$(379,538)	$(267,677)

Basic net loss per share	$(0.01)	$(0.01)

Weighted average common
shares outstanding	46,215,343	39,268,152

See notes to condensed consolidated financial statements

ROCKETINFO INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(379,538)	$(267,677)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	5,315	2,923
Stock for Services	38,250	75,000
Changes in operating assets and liabilities:
Accounts receivable	5,649	(58,368)
Prepaid expenses	2,205	(8,790)
Accounts payable and accrued liabilities	167,510	91,315
Deferred revenues	-	(11,511)

Net cash provided (used) in operating activities	(160,609)	(177,108)

Cash flows from financing activities:
Loans payable	160,508	592
Common stock subscriptions	-	164,457

Net cash provided (used) by financing activities	160,508	165,049

Net increase (decrease) in cash	(101)	(12,059)

Cash at beginning of period	1,617	18,345

Cash at end of period	$1,516	$6,286

Supplemental information
Taxes	$-	-

Interest	$-	-

See notes to condensed consolidated financial statements

ROCKETINFO INC. AND SUBSIDIARY
Notes to the Interim Financial Statements
March 31, 2007

NOTE 1. ORGANIZATION AND ACCOUNTING POLICIES

(a) Corporate Organization

Rocketinfo, Inc., a Delaware corporation (the "Company") was formed on October 2, 1998 to focus on the development of digital microwave products, including an ultra-high bandwidth digital microwave radio.

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

The Company's attempt to finance oil and gas operations through a combination of privately placed debt and/or equity proved to be unsuccessful so in __________ (month, year), the Company moved into another field of enterprise through the acquisition of Rocket Technologies Inc., a Canadian corporation, that developed data mining and search engine software and applications. The financial statements include the accounts of the Company and its wholly owned subsidiary, Rocket Technologies Inc on a consolidated basis and all inter-company accounts have been eliminated.

(b) Basis of Presentation

The accompanying financial statements for the quarter ended March 31, 2007 have been prepared by Rocketinfo, Inc. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position and results of operations for the period presented. The results of operations for the quarter ended March 31, 2007 is not necessarily indicative of the results to be expected for the full year. All references to dollar amounts are in US$ unless otherwise identified.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2007, the Company had a stockholders' equity of $3,263,339.

In view of these conditions, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

ROCKETINFO INC. AND SUBSIDIARY
Notes to the Interim Financial Statements
March 31, 2007

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

(e) Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142), indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of Statement 142, we are required to perform an annual (or under certain circumstances more frequent) impairment test of our goodwill. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. See Note 5, Purchase of Subsidiary, for additional information regarding goodwill.

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

ROCKETINFO INC. AND SUBSIDIARY
Notes to the Interim Financial Statements
March 31, 2007

(i) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets -An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.

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

The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.

It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6,“Employers’ Accounting for Employee Stock Ownership Plans”.

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

Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s results of operations or financial position.

The interpretations in this staff accounting bulletin (“SAB”) express views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R” or the “Statement”) and certain Securities and Exchange Commission (“SEC”) rules and regulations and provide the staff’s views regarding the valuation of share- based payment arrangements for public companies

ROCKETINFO INC. AND SUBSIDIARY
Notes to the Interim Financial Statements
March 31, 2007

In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of Compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of Statement 123R. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s results of operations or financial position

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. The Company believes this Statement will have no impact on the financial statements of the Company.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees.

FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability.

FIN 47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s financial statements.

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other- Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of another-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP FAS 115-1 in the second quarter of fiscal 2006. Management does not expect the adoption of this statement will have a material impact on our results of operations or financial condition. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

ROCKETINFO INC. AND SUBSIDIARY
Notes to the Interim Financial Statements
March 31, 2007

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

The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be February 1, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

ROCKETINFO INC. AND SUBSIDIARY
Notes to the Interim Financial Statements
March 31, 2007

(j) Reclassifications. Certain prior year balances have been reclassified to conform with the current year financial statement presentation. Those reclassifications had no impact on previously reported results of operations or stockholders' deficit.

(k) Depreciation. For the three months ended March 31, 2007 and 2006, depreciation expense amounted to $5,315 and $2,923 respectively.

(l) Accounts Receivable summary is listed below:

	03/31/07	12/31/06
Gross Amount	$33,421	$39,070
Allowance for Doubtful Accounts	—	—
Accounts Receivable net	$33,421	$39,070

(m) Deferred revenues. Amounts for the services billed in advance are deferred and recognized on a monthly basis corresponding with the reporting period.

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

ROCKETINFO INC. AND SUBSIDIARY
Notes to the Interim Financial Statements
March 31, 2007

Year 2005
During the year ended December 31, 2005 the Company issued 4,376,765 shares of restricted common stock for proceeds of $823,752. In addition the Company issued 90,666 of the Company’s common stock in relation to the $136,000 subscription funds received during the year ended December 31, 2004. The Company also issued 7,545,000 shares of restricted common stock valued at $1,183,753 pursuant to the purchase price guarantee clause of the private placement agreement of 2004. During the year the Company issued 3,091,334 shares of the Company’s common stock valued at $1,300,567 for services.

Year 2006
During the year ended December 31, 2006, the Company issued 3,300,000 shares of restricted common stock valued at $547,800 pursuant to the purchase price guarantee clause of the private placement agreement of 2004. During the year the Company issued 620,000 shares of the Company’s common stock valued at $99,600 for services, 2,004,302 shares at $0.15 per share and 2,771,500 shares at $0.20 per share pursuant to private placements.

Stock Option Plan

The Company has a nonqualified stock option plan (the "Plan") pursuant to which up to 8,500,000 shares of its common stock can be set aside to provide certain executives, directors, and other employees or consultants the option to purchase shares of the Company's common stock. The stock options typically vest as to one-third of the optionee’s holdings on the first anniversary of the agreement and one-third in equal annual increments over the 24 month period following the first anniversary. As provided by the Plan, the Board of Directors may waive the vesting provision in whole or in part at any time based on such factors as the Board of Directors determines at its sole discretion.

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

As of December 31, 2006, and March 31, 2007, 5,075,000 stock options were outstanding with a weighted-average exercise price of $0.20 and weighted-average remaining contractual lives of 4.09 years.

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

ROCKETINFO INC. AND SUBSIDIARY
Notes to the Interim Financial Statements
March 31, 2007

During the year ended December 31, 2006, the Company cancelled 1,450,000 share purchase options granted to a director of the Company in the second quarter due to departure of this director from the board of directors of the company.

The Company granted share purchase options to its new Chairman to acquire up to 2, 000, 000 common shares at $0.20 per share for a period ending December 31, 2009 and 1,600,000 share purchase warrants allowing the Chairman to acquire 1,600,000 common shares at a price of $0.10 per share for a period of two years from the signing of his original consulting agreement with the Company. In the fourth quarter the Company cancelled 2,000,000 share purchase options granted to the Chairman and a director of the Company due to departure of this director from the board of directors of the Company.

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

NOTE 3. LOAN PAYABLE

As of March 31, 2007, the loan payable balance comprised of:

a) $142,947 loan on interest free basis payable on demand; and
b) $160,508 loan bearing interest of 10% per annum payable on demand.

This loan was made to the Company by a company with a common director.

NOTE 4. RELATED PARTY TRANSACTIONS - NOTE 6

a) During the year ended December 31, 2005, the company issued 1,500,000 shares of the Company’s restricted common stock at $0.15 per share to a former director and officer. Subsequent to December 31, 2005, further 500,000 shares were issued to the former director and officer of the Company. Both blocks of stock were delivered subsequent to the year end upon conclusion of the renegotiation of his contract.

At December 31, 2005, accounts payable includes $20,911 due to the former director for expenses incurred on behalf of the company.

b) During the year ended December 31, 2005, the company issued 250,000 shares the Company’s restricted common stock at $1.00 per share to a director of the Company.

c) During the year ended December 31, 2005, the company paid $54,141 in salaries to a former officer of the company.

d) During the year ended December 31, 2006, the company issued 500,000 shares of the Company’s restricted common stock at $0.15 per share to a director of the Company for services and paid $76,189 for consulting to the same director.

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

h) During the year ended December 31, 2006, the company issued 635,119 shares the Company’s common stock at $0.15 per share to a director of the Company.

ROCKETINFO INC. AND SUBSIDIARY
Notes to the Interim Financial Statements
March 31, 2007

i) During the three months ended March 31, 2007, the company incurred $45,000 in consulting fees with the President of the Company, and $30,500 in consulting fees with a director of the company and a company controlled by the same director.

NOTE 5. PURCHASE OF SUBSIDIARY

Pursuant to a series of share acquisition agreements dated August 3, 2004 and effective October 1st, 2004, the Company acquired all of the outstanding shares of Rocket Technologies Inc. ("Rocket Technologies") in exchange for Eight Million (8,000,000) shares of the Company's common stock, and cash payments in the amount of Four Hundred Thousand Dollars ($400,000) to the shareholders of Rocket Technologies. As a result of the acquisition, the Company carries goodwill as an asset on its balance sheet as at March 31, 2007 in the amount of $3,975,000. The Company assesses the recoverability of the fair value of the goodwill at least annually. If it is determined that an impairment exists the Company will record a reserve for the amount of the decrease in the value.

In determining the factors relevant to the value of Goodwill and other assets, the Company assesses the present value of estimated future cash flows. The Company believes that the fair value of the Goodwill asset has not declined and accordingly has not recorded a reserve as of March 31, 2007. The terms of the purchase were $400,000 cash and 8,000,000 shares of restricted common stock. The stock was valued at the current market prices discounted for restriction and control, ($1.488 less 1.030 =.45 per share value) for a total stock value of $3,600,000. The total purchase price was $4,000,000. Below is a condensed balance sheet of Rocket Technologies, Inc. at the time of purchase, October 1, 2004.

Cash	$1,510
Other Current Assets	$1,265
Fixed Assets	$31,422
Goodwill	$3,975,003
Current Liabilities	($9,200)

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

ROCKETINFO INC. AND SUBSIDIARY
Notes to the Interim Financial Statements
March 31, 2007

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of Rocketinfo’s services, projections concerning operations and available cash flow. Rocketinfo’s actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of Rocketinfo’s financial condition and results of operations should be read in conjunction with Rocketinfo’s financial statements and the related notes thereto appearing elsewhere herein.

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

Current Operations

The Registrant has received revenues in the quarter ending March 31, 2007 of $43,162, a 54% year over year decrease. For the three months ended March 31, 2006, revenues totaled $94,519.

Operating activities during the first quarter of 2007 have been related to the sales and marketing activities related to the Rocketinfo suite of search, competitive intelligence and business intelligence products. The Registrant will not cease direct sales operations as described above but will concentrate on scaling up the sale of Rocketinfo’s services to more clients as financing permits.

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

Management believes that cash flow from operations related to the new business model which is projected to grow during 2007, will be sufficient to allow the Registrant to continue in business in 2007 and beyond.

General and Administrative Expenses

General and Administrative expenses totaled $417,385 in the first quarter of 2007, compared to General and Administrative expenses of $359,273 for the three months ending March 31, 2006. The increase in General and Administrative expenses was due to the costs related to increased fees to new management and consulting costs related to enhancing the Company’s technology.

Net Loss

The Registrant incurred a net loss of $379,538 for the three months ending March 31, 2007, compared to net loss of $267,677 in the three months ending March 31, 2006. The increase in the net loss in the amount of $111,861 was due to the reduction in revenues and the increased costs as stated in General and Administrative Expenses.

Liquidity and Capital Resources

As of March 31, 2007 the Registrant's total assets consisted of cash, accounts receivable and prepaid expenses in the amount of $47,206 and equipment, security deposit and goodwill of $4,063,565 for total assets of $4,110,771 compared to cash and accounts receivable in the amount of $130,833 and equipment and goodwill of $4.017,795 on March 31, 2006. The Registrant has total liabilities in the amount of $847,432 as of March 31, 2007, compared to $255,570 as of March 31, 2006.

As of March 31, 2007 the Registrant had a working capital deficit of $800,226.

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

ITEM 3. CONTROLS AND PROCEDURES

There have been no significant changes in The company‘s internal controls or in other factors.

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

Limitations on the Effectiveness of Internal Controls

The Company's management, including the CEO and CFO, do not expect that Rocketinfo’s disclosure controls and procedures or Rocketinfo’s internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the Internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

NOTE ON FORWARD-LOOKING STATEMENTS

The information set forth in this Report on Form 10-QSB under the Sections “Management’s Discussion and Analysis or Plan of Operation”, “Management’s plans regarding liquidity and capital resources” and elsewhere relate to future events and expectations and as such constitute “Forward-Looking Statement” within the meaning of the Private Securities Litigation Act of 1995. The words “believes,” “anticipates,” “plans,” “expects,” and similar expressions in this report are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1 of the 2006 Annual Report and other factors detailed from time to time in the Company’s other filings with the Securities and Exchange Commission. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the period, the Company received a general release from the legal firm of Katten Muchin and a stipulation vacating a default judgment awarded against the Company in the amount of $86.000.00

Also during the period, the Company entered into a settlement with the legal firm of Freeman Davis LLP (the “Plaintiff”) with regard to a lawsuit by that Party seeking $34,040.86 plus prejudgment interest since September 18, 2000 and attorney’s fees of twenty five percent of the total amount owed. The Plaintiff has agreed to settle this matter by the payment of $20,000.00 (the “Settlement Amount”) without interest, such payment to be made in four equal installments of $5,000.00 per installment to begin on the first day of the month following execution of the Settlement Agreement until the amount is paid in full. An Officer of the Company signed the Settlement Agreement on April 17, 2007.

No other legal matters were brought to the attention of the Company during the three month period ended march 31, 2007 other than those that has been disclosed in previous filings. However, management continues to deal with certain issues arising from activities in prior years and is seeking to resolve these matters. These issues, for the most part, have to do with amounts sought by past creditors and management believes that amicable settlements are likely in most, if not all, cases. The result of the resolution of such matters is not believed to present a material threat to the future operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 14, 2007, the Company issued 225,000 shares of the Company’s restricted common stock to a consultant for services to be provided relating to the provision of strategic advice on financial structuring and introductions to the investment community.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Reports on Form 8-K. none

(b)  Exhibits

31.1	Certification Pursuant To Sarbanes-Oxley Section 302
31.2	Certification Pursuant To Sarbanes-Oxley Section 302
32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)
32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

* A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKETINFO, INC.

Date: May 21, 2007	By:	/s/ Phil Bodie
Phil Bodie, Chief Executive Officer (Principal Executive Officer)
Title

Date: May 21, 2007	By:	/s/ Carol Laws
Carol Laws, Chief Financial Officer (Principal Financial Officer)

S-1