Form 10QSB
period 2007-06-30
Rocketinfo Inc.
filed 2007-08-20
CIK 1085203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Part 1 Financial Information

Item 1 Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006 (audited)

	30-Jun	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$10,949	$1,617
Accounts receivable, net	22,087	39,070
Allowance for Doubtful Accounts	11,987	-
Prepaid expenses	12,664	14,474

Total current assets	57,687	55,161

Equipment, net	74,804	81,980
Security deposit	11,898	11,898
Goodwill	3,975,003	3,975,003

Total assets	$4,119,392	$4,124,042

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	490,941	376,468
Loan payable	88,624	142,947

Total current liabilities	$579,565	$519,415

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, none issued	-	-
Common stock, $.001 par value, 95,000,000 shares
authorized, 51,911,660 shares and 46,102,843 shares
issued and outstanding respectively	51,912	46,103
Additional paid-in capital	10,600,431	9,728,917
Contributed capital	1,058,625	1,058,625
Common stock subscriptions	-	-
Deficit accumulated during the development stage	(8,171,141)	(7,229,018)

Total stockholders' equity	3,539,827	3,604,627

Total liabilities and stockholders' equity	$4,119,392	$4,124,042

Condensed Consolidated Statements of Operations for the six months ended June 30, 2007 and 2006 (unaudited)

	Three-month period ended		Six-month period ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues: Sales	38,736	98,989	81,898	193,508
Miscellaneous income	-		-	-
	38,736	98,989	81,898	193,508

Expenses:
Depreciation	5,449	2,923	10,765	5,846
General and administrative	595,871	379,757	1,013,256	739,030
Stock-based compensation	-	893,750	-	893,750
	601,320	1,276,430	1,024,021	1,638,626

Net loss	(562,584)	(1,177,441)	(942,123)	(1,445,118)

Basic net loss per share	(0.01)	(0.03)	(0.02)	(0.04)

Weighted average common
shares outstanding	48,168,662	41,207,041	47,179,995	40,242,953

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited)

	Six-month period ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	(942,123)	$(1,445,118)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	10,765	5,846
Stock for Services	62,250	75,000
Stock based compensation		893,750
Changes in operating assets and liabilities:
Accounts receivable	4,996	(29,583)
Prepaid expenses	1,810	(10,780)
Accounts payable and accrued liabilities	114,473	98,925
Deferred revenues		(11,511)

Net cash provided (used) in operating activities	(747,829)	(423,471)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(3,589)	-

Net cash provided by (used) in investing activities	(3,589)

Cash flows from financing activities:
Loans payable	(54,323)	117,028
Payments to related parties		-
Proceeds from issuance of common stock, net	815,073	-
Common stock subscriptions		300,645
Contributed capital	-	-

Net cash provided (used) by financing activities	760,750	417,673

Net increase (decrease) in cash	9,332	(5,798)

Cash at beginning of period	1,617	18,345

Cash at end of period	10,949	$12,547

Supplemental information
Taxes	-	$-

Interest	-	$-

ROCKETINFO INC. AND SUBSIDIARY

Notes to the Interim Financial Statements
June 30, 2007

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

The Company's attempt to finance oil and gas operations through a combination of privately placed debt and/or equity proved to be unsuccessful so on October 1, 2004 (Please see Note 5 below) the Company moved into another field of enterprise through the acquisition of Rocket Technologies Inc., a Canadian corporation, that developed data mining and search engine software and applications. The financial statements include the accounts of the Company and its wholly owned subsidiary, Rocket Technologies Inc on a consolidated basis and all inter-company accounts have been eliminated.

(b) Basis of Presentation

The accompanying financial statements for the quarter ended June 30, 2007 have been prepared by Rocketinfo, Inc. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position and results of operations for the period presented. The results of operations for the quarter ended June 30, 2007 is not necessarily indicative of the results to be expected for the full year. All references to dollar amounts are in US$ unless otherwise identified.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2007, the Company had a stockholders' equity of $3,619,059.

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

(i) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.

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

(k) Depreciation. For the three months ended June 30, 2007 and 2006, depreciation expense amounted to $5,449 and $2,923 respectively.

(l) Accounts Receivable summary is listed below:

	06/30/07	12/31/06

Gross Amount	$22,087	$39,070
Allowance for Doubtful Accounts	$11,987	--
Accounts Receivable net	$34,074	$39,070

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

Year 2007

During the six-month period ended June 30, 2007, the Company issued 5,433,817 of restricted common stock at $0.15 per share pursuant to a private placement for cash proceeds in the amount of $529,575, the conversion of three promissory notes in the aggregate amount of $142,766, and the resolving of debt in the amount of $142,732. The Company also issued 375,000 share of restricted common stock valued at $62,250 for services.

Stock Option Plan

The Company has a nonqualified stock option plan (the "Plan") pursuant to which up to 11,100,000 shares of its common stock can be set aside to provide certain executives, directors, and other employees or consultants the option to purchase shares of the Company's common stock. This was amended to increase the maximum number of options issuable there under from 8,500,000 to 11,100,000 on August 28, 2006. The stock options typically vest as to one-third of the Optionee’s holdings on the first anniversary of the agreement and one-third in equal annual increments over the 24 month period following the first anniversary. As provided by the Plan, the Board of Directors may waive the vesting provision in whole or in part at any time based on such factors as the Board of Directors determines at its sole discretion.

The stock options expire 3 years from the date of grant or upon termination of employment, retirement, or death.

As of December 31, 2005, 1,025,000 stock options were outstanding with a weighted-average exercise price of $2.07 and weighted-average remaining contractual live of 1.68. As of December 31, 2005, 875,000 stock options were exercisable at a weighted average exercise price of $2.09.

As of December 31, 2006, and June 30, 2007, 5,075,000 stock options were outstanding with a weighted-average exercise price of $0.20 and weighted-average remaining contractual lives of 4.09 years.

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

The Company granted share purchase options to its former Chairman, Rob Hutchison to acquire up to 2,000, 0000 common shares at $0.20 per share for a period ending December 31, 2009 and 1,600,000 share purchase warrants allowing Mr. Hutchison to acquire 1,600,000 common shares at a price of $0.10 per share for a period of two years from the signing of his original consulting agreement with the Company. In the fourth quarter of 2006, the Company cancelled the 2,000,000 share purchase options granted to Mr. Hutchison upon his resignation as a director. He continues to hold the 1,600,000 share purchase warrants which expire on August 25, 2008.

The Company also granted share purchase options to its former Chief Executive Officer, Marco Hegyi to acquire up to 3,000,000 common shares at $0.20 per share for a period ending December 31, 2009 and 1,600,000 share purchase warrants allowing Mr. Hegyi to acquire 1,600,000 common shares at a price of $0.10 per share for a period of two years from the signing of his original consulting agreement on August 25, 2006 with the Company. In the fourth quarter of 2006, the Company cancelled 3,000,000 share purchase options granted to Mr. Hegyi upon his resignation as a director and officer of the Company. He continues to hold the 1,600,000 share purchase warrants which expire on August 25, 2008.

NOTE 3. LOAN PAYABLE

As of June 30, 2007, the loan payable balance comprised of:

$88,624 loan bearing interest of 10% per annum payable on demand.

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

i) During the six months ended June 30, 2007, the company incurred $90,000 in consulting fees with the President of the Company, and $68,000 in consulting fees with a director of the company and a company controlled by the same director and $30,000 in consulting fees with a director of the company through a company controlled by the director.

j) During the six months ended June 30, 2007, the Company issued 66,667 shares of the company’s restricted common stock at $0.15 per share to a director of the Company for services and paid $18,500 for consulting to the same director. The Company also issued 297,164 shares of the Company’s restricted common stock at $0.15 per share to a company controlled by the same director.

k) During the six months ended June 30, 2007, the Company paid $81,750 for consulting services to a company controlled by the President of the Company and $62,500 for consulting services to the Chief Executive Officer of the Company.

NOTE 5. PURCHASE OF SUBSIDIARY

Pursuant to a series of share acquisition agreements dated August 3, 2004 and effective October 1st, 2004, the Company acquired all of the outstanding shares of Rocket Technologies Inc. ("Rocket Technologies") in exchange for Eight Million (8,000,000) shares of the Company's common stock, and cash payments in the amount of Four Hundred Thousand Dollars ($400,000) to the shareholders of Rocket Technologies. As a result of the acquisition, the Company carries goodwill as an asset on its balance sheet as at June 30, 2007 in the amount of $3,975,000. The Company assesses the recoverability of the fair value of the goodwill at least annually. If it is determined that an impairment exists the Company will record a reserve for the amount of the decrease in the value.

In determining the factors relevant to the value of Goodwill and other assets, the Company assesses the present value of estimated future cash flows. The Company believes that the fair value of the Goodwill asset has not declined and accordingly has not recorded a reserve as of June 30, 2007. The terms of the purchase were $400,000 cash and 8,000,000 shares of restricted common stock. The stock was valued at the current market prices discounted for restriction and control, ($1.488 less 1.030 =.45 per share value) for a total stock value of $3,600,000. The total purchase price was $4,000,000. Below is a condensed balance sheet of Rocket Technologies, Inc. at the time of purchase, October 1, 2004.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Business Strategy

Rocketinfo is an Internet news and information aggregation service company. The company is undergoing a transformation under new management where it will focus and expand its resources on marketing through channel partners and a telemarketing agent while current enterprise customers continue to pay a subscription fee in the direct-to-customer sale process. To achieve this growth the Company has raised working capital since January 2007 through convertible loans in the amount of $815,073 which was converted into 5,433,817 common shares at a price of $0.15 per share on June 30, 2006. The Company will require additional financing to build its sales, marketing, development and operations teams.

Current Operations

The Registrant has received revenues in the quarter ending June 30, 2007 of $38,736. For the six months ended June 30, 2007, revenues totaled $81,898. The reduction in sales comes as a result of management’s decision to focus short-term efforts on the revitalization of our software and sales processes as described below. As well, while the Company’s sales in both years were minor in dollar volume, a considerable portion of those sales relate to set-up fees. During the quarter, the Company was not actively engaging customers while perfecting its technology and sales and marketing channels. As a result, set-up fees for new customers were nominal.

Operating activities during the quarter have been related to the upgrading of software for clients, both past and future; the addition of technological staff in preparation for a concentrated sales and marketing program; the transfer of the Company’s external server system to a facility in Orange County, California; upgrading of the Company’s website to ensure ease-of-use; and the addition of certain products to the Company’s list of offerings for clients. The Company has also expanded its sales activities beyond its current direct sales model to include channel partners as well as the retention late in the second quarter of an external telemarketing firm dealing with small to mid-sized corporations related to the Rocketinfo suite of search, competitive intelligence and business intelligence products. The Registrant will concentrate on scaling up the sale of Rocketinfo’s services to more clients as financing permits.

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

Management believes that cash flow from operations related to the new business model, which is projected to grow during 2007, together with external financing as discussed above will be sufficient to allow the Registrant to continue in business in 2007 and beyond.

General and Administrative Expenses

General and Administrative expenses totaled $595,871 for the three months ending June 30, 2007 compared to General and Administrative expenses of $379,757 for the three months ending June 30, 2006. The increase in General and Administrative expenses was due to the costs related to increased fees to new management, consulting costs related to enhancing the Company’s technology and two default judgments against the Company . The default judgments are recorded in the financial statements but are not paid at the time of this Form 10-Q Report.

Net Loss

The Registrant incurred a net loss of $562,584 for the three months ending June 30, 2007, compared to net loss of $1,177,441 in the three months ending June 30, 2006. The decrease in the net loss in the amount of $614,857 was due to the fact that last year the company recognized stock-based compensation of 893,750 during the period ending June 30, 2006 and none in the period ended June 30, 2007. The additional loss in 2007 was due to an increase of General and Administrative expenses as stated above.

Liquidity and Capital Resources

As of June 30, 2007 the Registrant's total assets in the amount of $57,687 primarily consisted of cash and accounts receivable and equipment, security deposit and goodwill of $4,061,705 for total assets of $4,119,392 compared to(total Assets) cash and accounts receivable in the amount of $110,299 and equipment and goodwill of $4,014,872 on June 30, 2006. The Registrant has total liabilities in the amount of $579,565 as of June 30, 2007, compared to $379,616 as of June 30, 2006. As of December 31, 2006 the Registrant’s total assets consisted primarily of cash and accounts receivable in the amount of $55,161, equipment, security deposit and goodwill of $4,068,881 and total liabilities in the amount of 519,415.

As of June 30, 2007 the Registrant had a working capital deficit of $521,878.

Current funds available to the Registrant are inadequate for it to be fully competitive in the areas in which it intends to operate. The Registrant will need to raise additional funds in order to fully implement its business plan and is currently in the process of raising such funds. The Registrant will attempt to raise approximately $2,500,000 in additional funds over the next 6 months through private placements; however, there can be no assurance that the Registrant will be successful in raising such additional funds. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash. If the Company is unable to secure external funding, it will continue to rely on monthly funding provided by certain shareholders, directors and officers of the Company.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosures.

The Certifying Officers also have indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II - OTHER INFORMATION

Item 1. Legal Matters

During the six month period, the Company entered into a settlement with the legal firm of Freeman Davis LLP (the “Plaintiff”) with regard to a lawsuit by that Party seeking $34,040.86 plus prejudgment interest since September 18, 2000 and attorney’s fees of twenty five percent of the total amount owed. The Plaintiff has agreed to settle this matter by the payment of $20,000.00 (the “Settlement Amount”) without interest, such payment to be made in four equal installments of $5,000.00 per installment to begin on the first day of the month following execution of the Settlement Agreement until the amount is paid in full. An Officer of the Company signed the Settlement Agreement on April 17, 2007. The Agreement stated that if the Company does not perform the obligations assumed in the settlement, the plaintiff may simply enter judgment for the entire amount it claims in the lawsuit and the Company cannot defend against it. As of June 30, 2007 the settlement amount remains outstanding.

Moskowitz Altman & Hughes LLP has received a default judgment against the Company in the amount of $92,576.80 including the base amount of the judgment, costs, and interest as at June 30, 2007. Management will attempt to seek a mutual settlement of the judgment but there can be no assurance that the amount of the payment due to the Plaintiff will be less than all costs, the judgment amount and interest accrued.

Murray Owen, a former officer and director of the Company, has received a default judgment against the Company in the amount of $50,501.42 including the base amount of the judgment, costs, and interest as at June 30, 2007. Management will attempt to seek a mutual settlement of the judgment but there can be no assurance that the amount of the payment due to the Plaintiff will be less than all costs, the judgment amount and interest accrued.

No other legal matters were brought to the attention of the Company during the six month period ended June 30, 2007 other than has been disclosed in previous filings. However, management continues to deal with certain issues arising from activities in prior years and is seeking to resolve these matters. These issues, for the most part, have to do with amounts sought by past creditors and management believes that amicable settlements are likely in most, if not all, cases. The result of the resolution of such matters is not believed to present a material threat to the future operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 12, 2007 the Company issued 150,000 shares of the Company’s restricted common stock to a consultant for services to be provided relating to the provision of strategic advice on financial structuring and introductions to the investment community. The issuance is exempt under Section 4(2) of the Securities Act of 1933. Additionally on June 29, 2007 the Company issued 5, 433, 817 shares of the Company’s restricted common stock for cash investments, conversion of three promissory notes and the resolving of debt.

Item 3. Defaults Upon Securities.

Not Applicable.

Item 6.	Exhibits.

(a)	Exhibits

Exhibit
Index
Number	Description

31.1	Certification Pursuant To Sarbanes-Oxley Section 302

31.2	Certification Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350*

32.2	Certification Pursuant To 18 U.S.C. Section 1350*

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

ROCKETINFO, INC.

Date: August 20, 2007	By:	/s/ William Ganz
William Ganz, Chief Executive Officer

Date: August 20, 2007	By:	/s/ Carol Laws
Carol Laws, Chief Financial Officer