Form 10QSB
period 2007-09-30
Rocketinfo Inc.
filed 2007-11-20
CIK 1085203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Issuer had 53,711,660 shares of common stock issued and outstanding as of September 30, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ROCKETINFO, INC. AND SUBSIDIARY

BALANCE SHEETS

	30-Sep	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$6,092	$1,617
Accounts receivable, net	26,049	39,070
Allowance for Doubtful Accounts	11,987	-
Prepaid expenses	24,665	14,474

Total current assets	68,793	55,161

Equipment, net	69,611	81,980
Security deposit	11,898	11,898
Goodwill	3,975,003	3,975,003

Total assets	$4,125,305	$4,124,042

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	605,927	376,468
Notes payable	386,955	142,947

Total current liabilities	$992,882	$519,415

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, none issued	-	-
Common stock, $.001 par value, 95,000,000 shares
authorized, 53,711,660 shares and 46,102,843 shares
issued and outstanding respectively	53,712	46,103
Additional paid-in capital	10,598,631	9,728,917
Contributed capital	1,058,625	1,058,625
Common stock subscriptions	-	-
Deficit accumulated during the development stage	(8,578,545)	(7,229,018)

Total stockholders' equity	3,132,423	3,604,627

Total liabilities and stockholders' equity	$4,125,305	$4,124,042

The accompanying notes are an integral part of these financial statements

ROCKETINFO, INC AND SUBSIDIARY

INTERIM STATEMENTS OF OPERATIONS

SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	Three-month period ended		Nine-month period ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues: Sales	45,504	92,179	127,403	285,687
Miscellaneous income		-		-
	45,504	92,179	127,403	285,687

Expenses:
Depreciation	5,463	2,923	16,227	8,769
General and administrative	449,447	486,789	1,462,702	1,225,819
Stock-based compensation		-		893,750
	454,910	489,712	1,478,929	2,128,338

Loss before other item:	(409,406)	(397,533)	(1,351,526)	(1,842,651)

Other item:
Gain on debt settlement	2,000	88,722	2,000	88,722

Net loss:	(407,406)	(308,811)	(1,349,526)	(1,753,929)

Basic net loss per share	(0.01)	(0.01)	(0.03)	(0.04)

Weighted average common
shares outstanding	52,498,617	42,146,443	48,972,351	40,884,422

The accompanying notes are an integral part of these financial statements

ROCKETINFO, INC. AND SUBSIDIARY

INTERIM STATEMENTS OF CASH FLOWS

SEPTEMBER 30, 2007, AND 2006

(Unaudited)

	Nine-month period ended
	Sept 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	(1,349,526)	$(1,753,929)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	16,227	8,769
Stock for Services		87,600
Stock based compensation		893,750
Gain on debt settlement		(88,722)
Changes in operating assets and liabilities:
Accounts receivable	1,034	10,575
Prepaid expenses	(10,191)	(8,975)
Accounts payable and accrued liabilities	229,459	421,598
Deferred revenues		(10,511)

Net cash provided (used) in operating activities	(1,112,997)	(439,845)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(3,859)	-

Net cash provided by (used) in investing activities	(3,859)	-

Cash flows from financing activities:
Loans payable	244,008	182,137
Payments to related parties		-
Proceeds from issuance of common stock, net	877,323	388,245
Common stock subscriptions		-
Contributed capital	-	-

Net cash provided (used) by financing activities	1,121,331	570,382

Net increase (decrease) in cash	4,475	130,537

Cash at beginning of period	1,617	18,345

Cash at end of period	6,092	$148,882

Supplemental information
Taxes	-	$-

Interest	-	$-

The accompanying notes are an integral part of these financial statements

ROCKETINFO INC. AND SUBSIDIARY

Notes to the Interim Financial Statements
September 30, 2007

NOTE 1. ORGANIZATION AND ACCOUNTING POLICIES

(a) Corporate Organization

Rocketinfo Inc., a Delaware corporation (the "Company") was formed on October 2, 1998 to focus on the development of digital microwave products, including an ultra-high bandwidth digital microwave radio.

On October 9, 2002, a change in control of the Company occurred as the selling shareholders sold 8,000,000 previously held shares of the Company's outstanding common stock for cash of $8,000, which constituted a majority ownership of the Company. The new shareholders became involved because of their expertise in the oil and gas business and ability to seek funding to acquire oil and gas properties.

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

(b) Basis of Presentation

The accompanying financial statements for the quarter ended September 30, 2007 have been prepared by Rocketinfo, Inc. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position and results of operations for the period presented. The results of operations for the quarter ended June 30, 2007 is not necessarily indicative of the results to be expected for the full year. All references to dollar amounts are in US$ unless otherwise identified.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2007, the Company had a stockholders' equity of $3,132,423.

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

The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have material effect on the Companys results of operations or financial position.

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

SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.

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

The interpretations in this staff accounting bulletin (“SAB”) express views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R” or the “Statement”) and certain Securities and Exchange Commission (“SEC”) rules and regulations and provide the staff’s views regarding the valuation of share- based payment arrangements for public companies.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be January 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be January 1, 2007.

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

(k) Depreciation. For the nine months ended September 30, 2007 and 2006, depreciation expense amounted to $16,227 and $8,769 respectively.

(l) Accounts Receivable summary is listed below:

	09/30/07	12/31/06
Gross Amount	$26,049	$39,070
Allowance for Doubtful Accounts	$11,987	-
Accounts Receivable net	$38,036	$39,070

(m) Deferred revenues. Amounts for the services billed in advance are deferred and recognized on a monthly basis corresponding with the reporting period.

NOTE 2. STOCKHOLDERS' EQUITY

Prior to 2003
The Company issued 8,000,000 shares of common stock from treasury at a subscription price of $.001 per share to the founders of the Company during fiscal years 1999 and 1998. The Company issued 500,000 shares of common stock for cash during fiscal year 1999, through a Confidential Offering Circular pursuant to Rule 504 of Regulation D of the Securities Act of 1933.

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

From September 6, 2004 through December 2004 the Company sold units. Each unit consisted of one share of common stock and one warrant to buy another share of stock. The summary of these warrants is shown in the chart below.

Date	Number	Price	Expiry
9/22/04	650,000	$0.75	12/1/06
10/18/04	100,000	$1.00	12/1/05
11/18/04	75,000	$1.50	12/1/05
12/07/04	175,000	$1.50	12/1/05

During December 2004 the Company received subscription funds of $136,000 for 90,666 shares of the Company's common stock. These shares were issued during the year ended December 31, 2005.

Year 2005
During the year ended December 31, 2005 the Company issued 4,376,765 shares of restricted common stock for proceeds of $823,752. In addition the Company issued 90,666 of the Company’s common stock in relation to the $136,000 subscription funds received during the year ended December 31, 2004. The Company also issued 7,545,000 shares of common stock valued at $1,183,753 pursuant to the purchase price guarantee clause of the private placement agreement of 2004. During the year the Company issued 3,091,334 shares of the Company’s common stock valued at $1,300,567 for services.

Year 2006
During the year ended December 31, 2006, the Company issued 3,300,000 shares of common stock valued at $547,800 pursuant to the purchase price guarantee clause of the private placement agreement of 2004. During the year the Company issued 620,000 shares of the Company’s common stock valued at $99,600 for services, 2,004,302 shares at $0.15 per share and 2,771,500 shares at $0.20 per share pursuant to private placements.

Year 2007
During the nine-month period ended September 30, 2007, the Company issued 5,433,817 of common stock at $0.15 per share pursuant to a private placement for cash proceeds in the amount of $529,575, the conversion of three promissory notes in the aggregate amount of $142,766, and the resolving of debt in the amount of $142,732. The Company also issued 375,000 share of restricted common stock valued at $62,250 for services and 1,800,000 shares under the terms of management contracts held by two former officers of the Company. No cash compensation was received by the Company on the issuance of these shares to the former officers.

Stock Option Plan

The Company has a nonqualified stock option plan (the "Plan") pursuant to which up to 11,100,000 shares of its common stock can be set aside to provide certain executives, directors, and other employees or consultants the option to purchase shares of the Company's common stock. This was amended to increase the maximum number of options issuable there under from 8,500,000 to 11,100,000 on August 28, 2006. The stock options typically vest as to one-third of the Optionee’s holdings on the first anniversary of the agreement and one-third of the Optionee’s holdings on each anniversary thereafter. As provided by the Plan, the Board of Directors may waive the vesting provision in whole or in part at any time based on such factors as the Board of Directors determines at its sole discretion.

The stock options expire 5 years from the date of grant or upon termination of employment, retirement, or death.

As of December 31, 2006, 1,025,000 stock options were outstanding with a weighted-average exercise price of $2.07 and weighted-average remaining contractual live of 1.68. As of December 31, 2006, 875,000 stock options were exercisable at a weighted average exercise price of $2.09.

As of September 30, 2007, 5,035,000 stock options were outstanding with a weighted-average exercise price of $0.20 and weighted-average remaining contractual lives of 4.93 years.

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

Mr. Hegyi exercised 900,000 of these options on July 20, 2007 and the balance of 700,000 options were cancelled on that date as per the terms of Mr. Hegyi’s Stock Option Agreement.

Mr. Hutchison exercised 900,000 of these options on July 16, 2007 and the balance of 700,000 options were cancelled on that date as per the terms of Mr. Hutchison’s Stock Option Agreement.

NOTE 3. LOAN PAYABLE

As of September 30, 2007, the loan payable balance comprised of:

a) $386,955 total loans on an interest free basis payable on demand.
b) These loans were provided to the Company by unrelated parties and bear no interest.
c) Of the loans payable $150,000 was converted into 1,000,000 common shares of the Company on October 23, 2007 at a price of $0.15 per share with warrants attached to purchase a further 1,000,000 common shares of the Company at a price of $0.20 per common share for a period of two years.

NOTE 4. RELATED PARTY TRANSACTIONS - - NOTE 6

a) During the year ended December 31, 2005, the company issued 1,500,000 shares of the Company’s common stock at $0.15 per share to a former director and officer. Subsequent to December 31, 2005, further 500,000 shares were issued to the former director and officer of the Company. Both blocks of stock were delivered subsequent to the year end upon conclusion of the renegotiation of his contract.

At December 31, 2005, accounts payable includes $20,911 due to the former director for expenses incurred on behalf of the company. This amount remains outstanding as at September 30, 2007.

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

i) During the nine months ended September 30, 2007, the company incurred $135,000 in consulting fees with the President of the Company, and $80,500 in consulting fees with a director of the company and a company controlled by the same director and $45,000 in consulting fees with a director of the company through a company controlled by the director.

j) During the nine months ended September 30, 2007, the Company issued 66,667 shares of the company’s restricted common stock at $0.15 per share to a director of the Company for services and paid $32,500 for consulting services to the same director. The Company also issued 297,164 shares of the Company’s restricted common stock at $0.15 per share to a company controlled by the same director.

k) During the nine months ended September 30, 2007, the Company paid $96,500 for consulting services to a company controlled by the President of the Company and $85,793.03 for consulting services to the Chief Executive Officer of the Company.

NOTE 5. PURCHASE OF SUBSIDIARY

Pursuant to a series of share acquisition agreements dated August 3, 2004 and effective October 1st, 2004, the Company acquired all of the outstanding shares of Rocket Technologies Inc. ("Rocket Technologies") in exchange for Eight Million (8,000,000) shares of the Company's common stock, and cash payments in the amount of Four Hundred Thousand Dollars ($400,000) to the shareholders of Rocket Technologies. As a result of the acquisition, the Company carries goodwill as an asset on its balance sheet as at September 30, 2007 in the amount of $3,975,000. The Company assesses the recoverability of the fair value of the goodwill at least annually. If it is determined that an impairment exists the Company will record a reserve for the amount of the decrease in the value.

In determining the factors relevant to the value of Goodwill and other assets, the Company assesses the present value of estimated future cash flows. The Company believes that the fair value of the Goodwill asset has not declined and accordingly has not recorded a reserve as of September 30, 2007. The terms of the purchase were $400,000 cash and 8,000,000 shares of restricted common stock. The stock was valued at the current market prices discounted for restriction and control, ($1.488 less 1.030 =.45 per share value) for a total stock value of $3,600,000. The total purchase price was $4,000,000. Below is a condensed balance sheet of Rocket Technologies, Inc. at the time of purchase, October 1, 2004.

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

Business Strategy

Rocketinfo is an Internet news and information aggregation service company. The company is undergoing a transformation under new management where it will focus and expand its resources on the value proposition that current enterprise customers continue to pay a subscription fee. To achieve this growth the Company has raised working capital through convertible loans in the amount of $815,073 which was converted into 5,433,817 common shares at a price of $0.15 per share on June 30, 2006. During the period ending September 30, 2007 the Company raised working capital through loans in the amount of $386,955 of which $150,000.00 was converted into 1,000,000 common shares of the Company on October 23, 2007 at a price of $0.15 per share with warrants attached to purchase a further 1,000,000 common shares of the Company at a price of $0.20 per common share for a period to two years. The Company will require additional financing to build its sales, marketing, development and operations teams.

Current Operations

The Registrant has received revenues in the quarter ending September 30, 2007 of $45,504. For the nine months ended September 30, 2007, revenues totaled $127,403.

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

General and Administrative Expenses

General and Administrative expenses totaled $452,910 for the three months ending September 30, 2007 compared to General and Administrative expenses of $486,789 for the three months ending September 30, 2006. The decrease in General and Administrative expenses was principally comprised of a reduction in “bad debt expense” in the amount of $61,369 and a decrease in legal fees in the amount of $69,527.

Net Loss

The Registrant incurred a net loss of $407,406 for the three months ending September 30, 2007, compared to net loss of $308,811 in the three months ending September 30, 2006. The increase in the net loss was due to a reduction in revenues in the amount of $46,675 and an increase in consulting and payroll expenses in the amount of $26,903.

Liquidity and Capital Resources

As of September 30, 2007 the Registrant's total assets consisted of cash and accounts receivable in the amount of $68,793 and equipment, security deposit and goodwill of $4,056,512 for total assets of $4,125,305 compared to cash and accounts receivable in the amount of $204,671 and equipment and goodwill of $4,011,947 on September 30, 2006. The Registrant has total liabilities in the amount of $992,882 as of September 30, 2007, compared to $767,274 as of September 30, 2006. As of December 31, 2006 the Registrant’s total assets consisted of cash and accounts receivable in the amount of $55,161, equipment, security deposit and goodwill of $4,068,881 and total liabilities in the amount of 519,415.

As of September 30, 2007 the Registrant had a working capital deficit of $924,089.

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

Limitations on the Effectiveness of Internal Controls

The Company's management, including the CEO and CFO, do not expect that Rocketinfo’s disclosure controls and procedures or Rocketinfo’s internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the Internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Management believes its controls and procedures are effective.

PART II - OTHER INFORMATION

Item 1 Legal Matters

Also during the nine month period, the Company entered into a settlement with the legal firm of Freeman Davis LLP (the “Plaintiff”) with regard to a lawsuit by that Party seeking $34,040.86 plus prejudgment interest since September 18, 2000 and attorney’s fees of twenty five percent of the total amount owed. The Plaintiff has agreed to settle this matter by the payment of $20,000.00 (the “Settlement Amount”) without interest, such payment to be made in four equal installments of $5,000.00 per installment to begin on the first day of the month following execution of the Settlement Agreement until the amount is paid in full. An Officer of the Company signed the Settlement Agreement on April 17, 2007. The Agreement stated that if the Company does not perform the obligations assumed in the settlement, the plaintiff may simply enter judgment for the entire amount it claims in the lawsuit and the Company cannot defend against it. As of September 30, 2007 the Company has made two payments of $5,000.00. As of September 30, 2007 the Company was in default of the Settlement Agreement. Subsequent to quarter-end, payment of a further $5,000.00 has been made and the balance of $5,000.00 remains outstanding.

Moskowitz Altman & Hughes LLP has received a default judgment against the Company in the amount of $92,576.80 including the base amount of the judgment, costs, and interest as at September 30, 2007. Management will attempt to seek a mutual settlement of the judgment but there can be no assurance that the amount of the payment due to the Plaintiff will be less than all costs, the judgment amount and interest accrued.

Murray Owen, a former officer and director of the Company, has received a default judgment against the Company in the amount of $50,501.42 including the base amount of the judgment, costs, and interest as at September 30, 2007. Management will attempt to seek a mutual settlement of the judgment but there can be no assurance that the amount of the payment due to the Plaintiff will be less than all costs, the judgment amount and interest accrued.

No other legal matters were brought to the attention of the Company during the nine month period ended September 30, 2007 other than has been disclosed in previous filings. However, management continues to deal with certain issues arising from activities in prior years and is seeking to resolve these matters. These issues, for the most part, have to do with amounts sought by past creditors and management believes that amicable settlements are likely in most, if not all, cases. The result of the resolution of such matters is not believed to present a material threat to the future operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The company received a cash investment on July 5, 2007 for working capital that was subsequently converted to common shares of the Company on October 23, 2007. The issuance is exempt under Section 4(2) of the Securities Act of 1933.

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

ROCKETINFO, INC.

Date: November 19, 2007	By:	/s/ William Ganz
William Ganz, Chief Executive Officer

Date: November 19, 2007	By:	/s/ Carol Laws
Carol Laws, Chief Financial Officer