Form 10KSB
period 2007-12-31
Rocketinfo Inc.
filed 2008-04-16
CIK 1085203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF
    1934 for the fiscal year ended December 31, 2007.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from _______________________ to _____________


Commission File Number 000-26373


ROCKETINFO INC.
----------------------------------------------
(Name of small business issuer in its charter)


       DELAWARE                                    98-0196717
      ----------                                  ------------
(State or other jurisdiction of         (I.R.S. Employer incorporation
        or organization                        Identification No.)


701 Fifth Avenue, Suite 4200, Seattle, WA          98104
----------------------------------------------------------
(address of principal executive offices)         (Zip Code)


Issuer's telephone number 206-219-0146

Securities registered under Section 12(b) of the Exchange Act: NONE


Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK, PAR VALUE $0.001 PER SHARE


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Rocketinfo was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure  of delinquent  filers in response to
Item 405 of  Regulation  S-B is not contained in this form,  and no
disclosure will  be contained,   to  the  best  of  registrant's
knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether Rocketinfo is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Issuer's consolidated and combined revenues for its most recent fiscal year: $180,078.

As of March 28, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates (assuming that the issuer's only affiliates are its officers, directors and 10% or greater stockholders) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, was $5,260,708.

As of March 08, 2008 the number of shares outstanding of the issuer's common shares was 55,011,660.

Documents incorporated by reference: 8K

Transitional Small Business Disclosure Format (Check one): [ ]Yes [X]No

TABLE OF CONTENTS

PART 1

Item 1   DESCRIPTION OF BUSINESS                                4

Item 2.  DESCRIPTION OF PROPERTY                               10

Item 3.  LEGAL PROCEEDINGS                                     10

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   11

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS                                               12

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION                                             12

Item 7.  FINANCIAL STATEMENTS                                  16

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                   16

Item 8A.   CONTROLS AND PROCEDURES                             17

Item 8B.   OTHER INFORMATION                                   18

PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE
          WITH SECTION 16(a) OF THE EXCHANGE ACT               18

Item 10.  EXECUTIVE COMPENSATION                               20

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS           21

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
          AND DIRECTOR INDEPENDENCE                            24

Item 13.  EXHIBITS                                             24

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES              25

SIGNATURES                                                     26

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a) Business Development.

Rocketinfo Inc., a Delaware company incorporated in October 1998, has its offices at 701 Fifth Avenue, Suite 4200, Seattle, Washington 98104 USA. The telephone number is 206-219-0146.

From January 1, 2007 to December 31, 2007, Rocketinfo has generated $180,078 in revenues from operations.

Pursuant to a series of share acquisition agreements dated August 3, 2004 and effective October 1st, 2004, Rocketinfo has acquired all of the outstanding shares of Rocket Technologies Inc. (herein "Rocket Technologies") in exchange for Eight Million (8,000,000) shares of Rocketinfo's common stock, and cash payments in the amount of Four Hundred Thousand Dollars ($400,000) to the shareholders of Rocket Technologies. The final Fifty Thousand ($50,000) payment pursuant to the share acquisition agreements was paid by Rocketinfo on March 28th, 2005.

Since the acquisition of Rocket Technologies Rocketinfo has embarked upon an aggressive sales, development and marketing program designed to expand the number of clients utilizing Rocketinfo's news and business information aggregation or infomediary services.

(b) Business of Issuer

OVERVIEW
--------
At the core of Rocketinfo's services and technology is a real-time news and business information aggregation and search engine system.
Rocketinfo provides embedded search tools and services to 3rd party search engines, portals and software vendors for use in applications ranging from customer relationship management (CRM), business intelligence (BI) and financial services.

Rocketinfo's infomediary services include a combination of next-generation search technologies, proprietary approaches to the extraction of valuable business information, and an extensive range of delivery tools, (including RSS). Rocketinfo search engine draws from Rocketinfo's continuously updated index of over 16,000 Internet sites, 80,000 RSS and Weblog sources as well as client-defined content channels. At the core of Rocketinfo offering is a robust, proprietary search engine and its extensive content database.

ROCKETINFO TECHNOLOGY
---------------------
Rocketinfo's technology provides intelligent software tools that index, categorize and extract key concepts and data from current news and business information. These tasks are executed automatically, with high-performance content storage, key-word and concept search flexibility, and personalized multi-channel delivery via news portals, emails, opt-in newsletters or alerts to recipients' desktops or mobile wireless devices.

The following factors differentiate Rocketinfo search and content technology and products from other competitors.

   - A high-performance content storage system that uses advanced, proprietary indexing, clustering and compression technology to allow the content to be searched quickly without relying on expensive computing resources. Keyword and concept search flexibility, combined with parametric search controls offer unlimited size, scope and precision in the creation of the search expressions, without impacting performance.

   - Proprietary intelligent analytical tools improve the search and analysis process by utilizing a "Knowledge Builder" module that helps users define and extend the terms and scope of their search. Sophisticated ranking algorithms power a relevancy engine to ensure that only truly relevant content is presented for further refinement and analysis. A specialized learning engine allows users to provide feedback to a neural network that increases the relevance of the results.

   - Rocketinfo's multi-channel delivery system supports web publishing, e-mail newsletters to both connected and wireless devices, desktop alerts and XML data feeds that can be integrated with other applications. The company's autonomous processing technology allows relevant information to be collected, analyzed and delivered without the need for direct user intervention.

   - Rocketinfo search engine automates, accelerates and greatly simplifies the manner in which information is acquired, analyzed, converted into useful knowledge and distributed to decision-makers.
All this allows for timelier and more informed business decisions with strongly improved research efficiency and with the added bonus of lower costs than other data alternatives.

   - Rocketinfo's search engine system includes web robots, data storage, search definition, retrieval and document ranking systems.
The search engine system components work together providing the tools to scrape, index and compress network based unstructured/structured data at regular intervals. Web based and application programming interfaces (i.e. XML, SOAP) allow for complex search query submission. Rocketinfo document rank subsystem yields highly relevant results using a combination of keyword and parametric analysis.

SALES AND MARKETING STRATEGY
----------------------------
Rocketinfo's business strategy is focused on sales and revenue generation through

   - licensing of Embedded Search products to application software vendors and distribution of embedded search tools and content for CPM and/or shared advertising revenue basis.
   - distribution of consumer products for both volume-use (CPM) or per-seat revenue and/or advertising revenue.

   Embedded Search Products
   ------------------------

Rocketinfo's business model in the embedded search products area is to continue to license embedded search tools, content and services to application software vendors on volume-use (CPM) or per-seat basis. Rocketinfo is focused on partnering with vendors in the Business Intelligence, CRM and Financial Services markets. Rocketinfo plans to leverage these partners' existing customers, sales and marketing organizations to generate and increase revenue.

Rocketinfo also plans to continue to provide embedded search tools and content to internet portals and 3rd party search engines. Rocketinfo will continue licensing embedded search functionality on a volume-use
CPM) and/or shared revenue basis. Rocketinfo will also continue to provide content to portals and desktop applications (like RSS Readers) and will be introducing highly targeted advertisements embedded in RSS feeds

   Consumer Products
   -----------------

RocketNews.com
In order to showcase the search result accuracy, low cost of deployment and scalability of our technologies, Rocketinfo launched RocketNews in October 2000. RocketNews is one of the first current news search engines on the Internet (www.rocketnews.com). Powered by Rocket's core search technology, the public site provides a completely software-driven breaking news portal updated every 15 minutes. Users are able to search for news from 16,000 Internet news sites, using a combination of advanced Boolean expressions and parametric controls. RocketNews handles several million search requests a month, using a cluster of Intel-based Dell servers. Calculated over one year, the cost per search request, including equipment and network connectivity, is approximately 0.0001875 cents. RocketNews was nominated for best News Search Engine in 2003 and for a Webby Award for best Internet News Site in 2004. Rocketinfo is currently beginning to advertise on RocketNews.com.

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

Rocketinfo Desktop
Rocketinfo has been developing and testing the RocketNews Desktop, a free desktop search tool with embedded advertisements. Rocketinfo introduced the preliminary version of the advanced "researcher" product to its rocketnews.com web site for download by our web site users on February 22nd, 2006.

   CURRENT OPERATIONS
   ------------------
Rocketinfo utilizes the services of full time and part time consultants; and its Officers and Directors are experienced industry consultants at conducting business. Additionally, Rocketinfo has been attempting to negotiate financing with which to continue and expand its business operations. Over the last year, management has taken the steps described above to create a successful business model for Rocketinfo. Toward the end of the year, the difficulty of that model to result in profitable operations resulted in a change in management and an effort to streamline the business model and operations. Rocketinfo has initiated the restructuring of its debt, and targeted marketing efforts on increasing sales of new or improved products related to the new Rocketinfo business model. Management has also hired additional technical staff to ensure that Rocketinfo can improve upon and meet the demand for its products, and new sales and marketing personnel to increase sales. Rocketinfo has continued to negotiate financing with which to continue and expand its business operations.
If Rocketinfo is not able to secure additional financing, it will not be able to pursue the sales and marketing of its products as aggressively as planned. Management believes that cash flow from operations related to the new business model, which is projected to grow significantly during 2008, will be sufficient to allow Rocketinfo to continue in business in 2008 and beyond.

Over the course of the year and subsequent to the year-end, management has taken the steps described above to create a successful business model for Rocketinfo.

Rocketinfo's management and the former management of Rocket
Technologies have been operating the new business venture as described above. There is no assurance that the new business venture will prove as successful as anticipated.

Rocketinfo will also seek additional sources of capital through the issuance of debt and equity financing.

The ability of Rocketinfo to continue as a going concern is dependent on the success of Rocketinfo's business plan and may also require additional sources of capital. The financial statements do not include any adjustments that might be necessary if Rocketinfo is unable to continue as a going concern.

   Goodwill-Asset Impairment
   -------------------------

Pursuant to a series of share acquisition agreements dated August 3, 2004 and effective October 1st, 2004, Rocketinfo acquired all of the outstanding shares of Rocket Technologies Inc. in exchange for Eight Million (8,000,000) shares of Rocketinfo's common stock, and cash payments in the amount of Four Hundred Thousand Dollars ($400,000) to the shareholders of Rocket Technologies. As a result of the acquisition, Rocketinfo carried goodwill as an asset on its balance sheet as at December 31, 2006 in the amount of $3,975,000. Rocketinfo assesses the recoverability of the fair value of the goodwill at least annually.

During the year ended December 31, 2007, Rocketinfo determined that this intangible asset had failed to produce significant returns on its investment. Management is more fully aware of this intangible asset's income producing capabilities, and has determined that a fair and reasonable net of impairment value of this asset to be $975,000.

COMPETITION
-----------
Rocketinfo will encounter competition from other informediaries, specialized search engines and competitive intelligence companies in its efforts to market its products. Rocketinfo's competitors include, amongst others, specialized search engine companies, competitive intelligence companies and numerous content companies. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than those of Rocketinfo and which have been engaged in the search and content business for a much longer time than Rocketinfo. Such companies may be able to pay more for sales, marketing, and development and may be able to identify, evaluate, bid for, and purchase a greater number of content resources than Rocketinfo's financial or human resources permit.

Rocketinfo's ability to acquire clients will be dependent upon its ability to identify suitable business prospects and to consummate transactions in this highly competitive environment. Rocketinfo believes that its proprietary technology, skilled development team and the experience of management generally enables it to compete effectively. Many of Rocketinfo's competitors, however, have financial resources that are substantially greater than those of Rocketinfo, which may adversely affect Rocketinfo's ability to compete with these companies.

PATENTS, TRADEMARKS, AND LICENSES
---------------------------------
Rocketinfo protects or will protect its intellectual property through a combination of trade secrets, confidentiality agreements, trademarks, license agreements and patents. We currently have one trademark for "Rocketinfo" and numerous confidentiality agreement license agreements in place. We have no patents in place. However we anticipate using all of these devices over the next 12 months to protect our intellectual property.

REGULATION
----------
Our business is subject to a variety of U.S. and foreign laws, which could subject us to claims or other remedies based on the nature and content of the information searched or displayed by our products and services, and could limit our ability to provide information regarding regulated industries and products.

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

EMPLOYEES OR CONSULTANTS
------------------------
Currently, Rocketinfo has nine full time and part time consultants, some of whom are also current officers. All of the consultants are engaged on a full time or part time basis, and are paid salaries. None of the consultants are represented by a collective bargaining agreement.

(c) Reports to security holders.

Rocketinfo is not required to deliver an annual report to security holders and will not send an annual report voluntarily. Rocketinfo files reports electronically with the Securities and Exchange Commission, namely, Forms 10KSB, 10QS and 8-K. The public may read and copy any materials Rocketinfo's files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov/ The Company's Internet address is: http://www.rocketinfo.com/


ITEM 2.  DESCRIPTION OF PROPERTY

(a) Rocketinfo's principal administrative offices during 2007 were located at 3101 West Coast Highway, Suite 210, Newport Beach, CA 92660 which consisted of one office. Subsequent to the year-end, Rocketinfo office has moved to 701 Fifth Avenue, Suite 4200, Seattle, Washington 98104 USA.

(b) Investment Policies.

Rocketinfo has no policy on investments in real estate or interests in real estate, investments in real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

(c) Description of Real Estate and Operating Data.

Rocketinfo does not hold or intend to acquire any real estate.


ITEM 3.  LEGAL PROCEEDINGS

During the year ending December 31, 2007, Moskowitz Altman & Hughes LLP received a default judgment against Rocketinfo in the amount of $92,576.80 including the base amount of the judgment, costs, and interest. Management will attempt to seek a mutual settlement of the judgment but there can be no assurance that the amount of the payment due to the Plaintiff will be less than all costs, the judgment amount and interest accrued.

Also during the year ending December 31, 2007, Rocketinfo entered into a settlement with the legal firm of Freeman Davis LLP (the "Plaintiff") with regard to a lawsuit by that Party seeking $34,040.86 plus prejudgment interest since September 18, 2000 and attorney's fees of twenty five percent of the total amount owed. The Plaintiff has agreed to settle this matter by the payment of $20,000.00 (the "Settlement Amount") without interest, such payment to be made in four equal installments of $5,000.00 per installment to begin on the first day of the month following execution of the Settlement Agreement until the amount is paid in full. An officer of Rocketinfo signed the Settlement Agreement on April 17, 2007. The Agreement stated that if Rocketinfo does not perform the obligations assumed in the settlement, the plaintiff may simply enter judgment for the entire amount it claims in the lawsuit and Rocketinfo cannot defend against it. As of December 31, 2007 Rocketinfo has made three payments of $5,000.00. As of December 31, 2007 Rocketinfo was in default of the Settlement Agreement. The balance of $5,000.00 remains outstanding.

During the year ended December 31, 2007 Murray Owen, a former officer and director of Rocketinfo, received a default judgment against Rocketinfo in the amount of $50,501.42 including the base amount of the judgment, costs, and interest. Management will attempt to seek a mutual settlement of the judgment but there can be no assurance that the amount of the payment due to the Plaintiff will be less than all costs, the judgment amount and interest accrued. During the year ended December 31, 2005, Rocketinfo commenced an action against Murray Owen. The lawsuit has become dormant and Rocketinfo has yet to determine whether to revive or re-file the action.

The Canadian Press has taken legal against Rocketinfo and seeks an injunction to prevent Rocketinfo from 1) producing, reproducing, selling or distributing CP's news items and 2) communicating CP's news items to the public by telecommunication, or 3) otherwise infringing on the Plaintiff copyright. Rocketinfo is vigorously defending against this action but is also seeking to come to some sort of commercial settlement with the Plaintiff such that both parties in the action can enjoy a mutually beneficial partnership rather than the continuous outlay of legal costs.

Newport Harbor Offices and Marina, LLC has filed a notice of unlawful detainer against Rocketinfo related to its former office space.
Rocketinfo has defended the action but would expect to seek to come to some sort of commercial settlement with the Plaintiff.

Rocketinfo has recorded on its financial statements ended December 31, 2007 a contingent liability of $97,954 related to invoices submitted to Rocketinfo by Savvis Communications Inc. for purported web hosting. In the event of a lawsuit over the matter, Rocketinfo would defend it vigorously, and if it were determined by Rocketinfo to have any merit, then Rocketinfo would expect to seek to come to some sort of commercial settlement with the Plaintiff.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the year end December 31 2007, through solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Rocketinfo's common stock is traded on the NASD Over-the-Counter Bulletin Board System under the symbol "RKTI". The high and low bid information reflected in the table below represents the range of high and low bids for the common stock for each quarter within the last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         QUARTER ENDED                      LOW PRICE       HIGH PRICE
         -------------                      ---------         --------
         March 31, 2006                      $0.19             $0.21
         June 30, 2006                       $0.16             $0.17
         September 30, 2006                  $0.19             $0.21
         December 31, 2006                   $0.14             $0.17

          March 31, 2007                     $0.14             $0.22
          June 30, 2007                      $0.16             $0.18
          September 30, 2007                 $0.19             $0.31
          December 31, 2007                  $0.04             $0.11

         (Source: YAHOO Finance; RKTI.OB; Historical Prices)


As of December 31, 2007, there were approximately 150 holders of record of Rocketinfo's common stock.

Rocktetinfo has not paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the common stock in the foreseeable future. Rocketinfo intends to retain any earnings that it may realize in the foreseeable future to finance its operations.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations
------------------
For the period from its inception through the end of the reporting period, Rocketinfo has received $817,489 in revenues. Operating activities during the year have been related primarily to establishing the management and operating infrastructure, as well as the commencement of marketing activities related to Rocketinfo suite of search, competitive intelligence and business intelligence products. Additionally, Rocketinfo has been attempting to negotiate financing with which to continue and expand its business operations. Over the last twelve months, management has taken the steps described above to create a successful business model for Rocketinfo. Toward the end of the year, the difficulty of that model to result in profitable operations resulted in a change in management and an effort to streamline the business model and operations. Rocketinfo has initiated the restructuring of its debt, and targeted marketing efforts on increasing sales of new or improved products related to the new Rocketinfo business model. Management has also hired additional technical staff to ensure that Rocketinfo can improve upon and meet the demand for its products, and new sales and marketing personnel to increase sales. Rocketinfo has continued to negotiate financing with which to continue and expand its business operations. If Rocketinfo is not able to secure additional financing, it will not be able to pursue the sales and marketing of its products as aggressively as planned. Management believes that cash flow from operations related to the new business model, which is projected to grow significantly during 2008, will be sufficient to allow Rocketinfo to continue in business in 2008 and beyond.

Rocketinfo will continue to implement operations described above to participate in the search sector and the marketing of related infrastructure services.

Rocketinfo has only limited assets. As a result, there can be no assurance that Rocketinfo will generate significant revenues in the future or operate at a profitable level. Rocketinfo in its previous business ventures has been unable to successfully establish and implement and successfully execute its business and marketing strategy. Rocketinfo has limited operating history in the internet news search sector. In order to succeed, Rocketinfo must obtain customers and generate sufficient revenues so that it can profitably operate.

Liquidity and Capital Resources
-------------------------------
                                            2007                2006
                                            ----                ----
TOTAL CURRENT ASSETS                         59,728             55,161
TOTAL CURRENT LIABILITIES                 1,042,144            519,415

WORKING CAPITAL SURPLUS/ (DEFICIENCY)      (982,416)          (464,254)

The working capital surplus has decreased by $ 518,162 from December 31, 2006 to December 31, 2007. Cash increased by $1,053 over the same period. The decrease in working capital surplus and increase in cash was substantially due to expenses generated by Rocketinfo in expanding its sales operations, a contingent liability of $97,954, a net increase in current assets of $4,567 a net increase of capital raised during the fiscal year 2007 of $188,208. It is anticipated that additional funding for the next twelve months will be required to achieve the objectives of Rocketinfo's current business plan. Attempts are ongoing to raise funds through various equity mechanisms. Rocketinfo has and will also consider using various debt instruments as well as public offerings to raise such capital as is needed to supplement the revenue of Rocketinfo during 2008.

General and Administrative Expenses
-----------------------------------
General and administrative expenses increased from $1,688,258 to $2,030,858 an increase of $342,600 over 2006. This increase was due to an increase in costs associated with the commencement and expansion of operations in the search software business.

Net Loss
--------
Rocketinfo's net loss increased from $2,164,946 in 2006 to $5,181,002 in 2007 primarily due to an increase in general and administrative costs and an increase due to the impairment of the asset. Rocketinfo recognized $180,000 for stock based compensation related to its former Chairman and Chief Executive Officer as per Note 2.Stockholder's Equity. Rocketinfo recognized expenses for stock-based compensation of $40,757 and interest of $63,818 on the beneficial conversion feature of the Secured Convertible Note dated December 20, 2007 and interest of $25,957 on the beneficial conversion feature of two other Convertible Notes dated December 20, 2007 during the year ended December 31, 2007. At December 31, 2007, Rocketinfo had a stockholders' deficit of $12,410,021. Rocketinfo is currently in its operating stage and has expended a substantial amount of funds to date. The sales of Rocketinfo for fiscal years 2006 and 2007 were respectively $342,415 and $180,078.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers
------------------------------------------------------------------
On February 19, 2007 Bill Ganz was elected director and President, and Phil Bode was appointed CEO of Rocketinfo. On August 7, 2007, Phil Bode resigned as director and CEO of Rocketinfo. On August 15, 2007 Ray Welt resigned as director of Rocketinfo. On December 19, 2007 Bill Ganz resigned as director and President of Rocketinfo. Subsequent to the year-end, on March 25, 2008 Maria C. Maz was appointed Treasurer and Philip Graves was appointed President of Rocketinfo. Subsequent to the year-end, on April 11, 2008 Carol Laws was elected director of Rocketinfo. Subsequent to the year-end, on April 11, 2008 Carol Laws resigned as director of Rocketinfo for personal reasons.

Inflation
---------
Although Rocketinfo believes that inflation has not had a material adverse effect on the results of the operations to date, any increase in costs to Rocketinfo could affect the net income or loss of Rocketinfo.

Recent Sales of Unregistered Securities; Entry into a Material Definitive Agreement; and Related Party Transactions
----------------------------------------------------
Rocketinfo agreed to issue as of December 20, 2007 Secured Convertible Note for the satisfaction of debt in the amount of $191,455 convertible at any time in whole or in part into restricted common shares of Rocketinfo at $.03 per share. The Note accrues interest at an annual rate of 12% payable quarterly, and has a term of one year. The Note is secured by a General Security Agreement entered into as of December 20,

2007 granting a continuing security interest in, and a lien upon as security, all property and interests in property of Rocketinfo including all accounts, equipment, general intangibles, securities, and any resulting proceeds and products. Subsequent to the year-end Rocketinfo issued Notes on the same terms in the aggregate amount of $35,000 (the "New Notes") on January 10, 2008 as to $10,000, on February 4, 2008 as to $10,000, and on March 12, 2008 as to $15,000.
These New Notes were subsequently retired or repaid by way of the issuance of 1,166,667 shares of restricted common stock at $.03 per share pursuant to a private placement for the resolving of debt in the aggregate amount of $292,621, with a closing date of April 15, 2008, as described below. Rocketinfo recognized interest of $63,818 on the beneficial conversion feature of the Secured Convertible Note during the year ended December 31, 2007.

Rocketinfo agreed to issue as of December 20, 2007 Convertible Notes for the satisfaction of debt in the amount of $88,700 convertible at any time in whole or in part into restricted common shares of Rocketinfo at $.03 per share. The Notes accrue interest at an annual rate of 12% payable quarterly, and have a term of one year. Rocketinfo recognized interest of $25,957 on the beneficial conversion feature of the Convertible Notes during the year ended December 31, 2007.

Subsequent to the year-end, Rocketinfo agreed to issue as of March 26, 2007 Convertible Notes for the satisfaction of debt in the amount of $28,500 convertible at any time in whole or in part into restricted common shares of Rocketinfo at $.03 per share. The Notes accrue interest at an annual rate of 12% payable quarterly, and have a term of one year.

Subsequent to the year-end, Rocketinfo agreed to issue 9,754,043 restricted shares of common stock at $.03 per share pursuant to a private placement for the satisfaction of debt in the aggregate amount of $292,621, with a closing date of April 15, 2008. Part of this placement is a related party transaction with a named executive officer as to $74,000 representing 2,466,667 restricted shares issued to Prosper Financial Inc., a company of which Maria C. Maz is President. Part of this placement is a related party transaction with a named executive officer as to $78,500 representing 2,616,667 restricted shares issued to McNabb Holdings Ltd., a company of which Philip Graves is President. Part of this placement as to $35,000 represents 1,166,667 restricted shares which were issued to retire or repay the New Notes, being $35,000 of Secured Convertible Notes as described above.

Changes to Bylaws
-----------------
Subsequent to the year-end, on April 11, 2008, Rocketinfo made the following changes to its Bylaws. The text of Article II, Section 6(d) was deleted and made to be written as follows: "Any resolution in writing, signed by a majority of the shareholders entitled to vote thereon, shall be and constitute action by such shareholders to the effect therein expressed, with the same force and effect as if the same had been duly passed by the same majority vote at a duly called meeting of shareholders, and such resolution so signed shall be inserted in the Minute Book of the Corporation under its proper date."

The text of Article III, Section 1(a) was deleted and made to be written as follows: "The number of the directors of the Corporation shall be a minimum of two (2), unless and until otherwise determined by a vote of the majority of the entire Board of Directors."

Change of Office Address
------------------------
Rocketinfo's principal administrative offices were formerly located at 3101 West Coast Highway, Suite 210, Newport Beach, CA 92660.
Subsequent to the year-end, Rocketinfo office has moved to 701 Fifth Avenue, Suite 4200, Seattle, Washington 98104 USA.

Granting of Stock Options
-------------------------
Subsequent to the year-end, Rocketinfo approved changes, adjustments or amendments to existing stock options and granted new options pursuant to Rocketinfo's 1998 Stock Option Plan as of April 10, 2008 with a closing date of April 15, 2008. The aggregate number of 4,404,000 stock options were granted to Directors, Officers and consultants of Rocketinfo exercisable at $.08 per share at any time in whole or in part until April 10, 2013. Two of these option grants were to named executive officers of Rocketinfo. 1,500,000 of these options were granted to Maria C. Maz, Treasurer and Secretary of Rocketinfo, and 1,500,000 of these options were granted to Philip Graves, President of Rocketinfo.

Disclosures Regarding Forward-Looking Statements
------------------------------------------------
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our plans, objectives, expectations and intentions. Although we believe the statements and projections are based upon reasonable assumptions, actual results may differ from those that we have projected.


ITEM 7. FINANCIAL STATEMENTS

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 27.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the periods covered by this Annual Report on Form 10-K.

ITEM 8A. CONTROLS AND PROCEDURES

Changes in Internal Controls

During the year ended December 31, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of December 31, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management of Advanced ID is responsible for establishing and maintaining adequate internal control over financial reporting as derived in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control Integrated Framework as a basis for our assessment.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects Advanced ID's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Corporation's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we have not identified any material weaknesses in our internal control over financial reporting. Therefore, it is our conclusion that Rocketinfo's internal controls over financial reporting were effective as of December 31, 2007.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Rocketinfo to provide only management's report in this annual report.


ITEM 8B.  OTHER INFORMATION
None


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Board of Directors is comprised of only one class. There are no arrangements or understandings pursuant to which any person has been elected as a director or executive officer of Rocketinfo. Directors are elected annually by the stockholders and hold office until the next annual meeting of stockholders and until their respective successors are elected and qualified. Executive officers are appointed by the board of directors and hold office until their respective successors are appointed. There is no family relationship among any directors or executive officers of Rocketinfo.

The following table sets forth information concerning each of the directors and executive officers of Rocketinfo:

Names                      Age   Position
------                     ---   ---------
Maria C. Maz                37    Director and Secretary
                                  From December 2005 to Present
    Treasurer
                                  From March 25 2008 to Present
Philip Graves               54    Director
                                  From December 2005 to Present
                                  President
                                  From March 25 2008 to Present

Maria C. Maz B.A. (Bus Admin). Ms. Maz has been an Officer and Director of Dulcin Izmir Corporation since April 2005. From 2002 to present, Ms. Maz has been the President of Prosper Financial, Inc., a management company that currently has a contract with China Granite Corporation, a reporting company that mines, processes and distributes various granites and produces and distributes Rare Earth metals and alloys. In this role, Ms. Maz acts as secretary and treasurer of China Granite. From May 2004 to March 2005, Ms. Maz was president and director of FUSA Capital Corporation, a reporting company engaged in ownership, development and marketing video and audio search engine technology. From 2000-2002, Ms. Maz was executive assistant and investment analyst for Auron 2000, Inc., a company engaged in consulting and management of companies in several industries from biotechnology to internet. From 1996 - 2002 Ms. Maz was a founder and president of a company dedicated to sales and massive distribution in Colombia. Previously, Ms. Maz participated with Millicom International in the bid for cellular communications in Colombia and as regional manager for Celcaribe S.A. Ms. Maz received a bachelor degree in business administration with areas of concentration in marketing and finances from the Universidad de los Andes, Colombia in 1993.

Philip Graves. Mr. Graves has been working in the capital markets for 20 years helping to organize, manage and direct public and private companies. In addition to being a director of Rocketinfo, he is president of Excalibur Investments Ltd, a privately held investment company with a principal interest in startup and turnaround opportunities. He is a former director and president, respectively, of Nanovation Inc., a developer of integrated optical switches and wires, and its parent Stamford International Inc.

Corporate Governance
--------------------
Rocketinfo has not established procedures by which security holders may recommend nominees to the board of directors nor does the board of directors have a separately designated nominating committee, or committee performing similar functions.

Rocketinfo's board of directors does not have a process for security holders to send communications to the board of directors. The board of directors believes Rocketinfo's limited size and current level of activity render such a formal process cumbersome and unnecessary.

Section 16(A) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires Rocketinfo's executive officers, directors, and persons who own more than ten percent of a registered class of Rocketinfo's equity securities to file reports of ownership with the Securities and Exchange Commission and NASD. Executive officers, directors, and greater than ten-percent stockholders are required by SEC regulation to furnish Rocketinfo with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to Rocketinfo during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file the same during the fiscal year ended December 31, 2007.

Code of Ethics
--------------
Rocketinfo has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Rocketinfo believes its limited size, resources, and current level of activity render a code of ethics cumbersome and unnecessary.


ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to the chief executive officer of Rocketinfo and other executive officer (collectively, the "Named Executive Officers") for services rendered in all Capacities to Rocketinfo for each of Rocketinfo's last three fiscal years. No other executive officer of Rocketinfo received total salary and bonus in excess of $100,000 during any of the last three fiscal years.

Summary Compensation Table

                                                                    Long Term Compensation
                        Annual Compensation                       Awards               Payouts
 (a)                    (b)     (c)            (d)      (e)        (f)           (g)      (h)            (i)
                                                       Other                  Securities                   All
Name                                                   Annual Restricted      Underlying   LTIP           Other
and                                                    Compen-   Stock          Options/   Pay-          Compen-
Principal                       Salary        Bonus    sation    Awards          SARs      Outs          sation
Position                Year      ($)          ($)       ($)       ($)           (#)       ($)             ($)
Maz, Sec/Treas         2007       60,000        $0        $0     1,500,000          0        $0             $0
                       2006          n/a        $0        $0         0              0        $0             $0
                       2005          n/a        $0        $0         0              0        $0             $0
Ganz, President        2007      174,194(1)  $60,000      $0     2,500,000          0        $0             $0
                       2006      180,000        $0        $0     1,800,000          0        $0             $0
                       2005            0        $0        $0         0              0        $0             $0
Thornell, Director     2007       75,000        $0        $0         0              0        $0             $0
of Research            2006       66,000        $0        $0       350,000          0        $0             $0
                       2005            0        $0        $0         0              0        $0             $0
DeJean, Director       2007            0        $0        $0         0              0        $0             $0
  of Business          2006       82,000   $28,416        $0       350,000          0        $0             $0
  Development          2005            0        $0        $0         0              0        $0             $0
Bode, CEO              2007       80,500        $0        $0     1,500,000          0        $0             $0
                       2006          n/a        $0        $0         0              0        $0             $0
                       2005          n/a        $0        $0         0              0        $0             $0
Campbell, CEO          2007          n/a        $0        $0     1,500,000          0        $0             $0
                       2006          n/a        $0        $0         0              0        $0             $0
                       2005      240,000        $0        $0    2,000,000           0        $0             $0
Vanwell, CTO           2007      120,000        $0        $0      200,000           0        $0             $0
                       2006          n/a        $0        $0         0              0        $0             $0
                       2005          n/a        $0        $0         0              0        $0             $0

(1) Mr. Ganz was paid as a consultant to Rocketinfo until his resignation.
(2) Mr. Bode was paid as a consultant to Rocketinfo until his resignation.
(3) Ms. Maz is paid as a consultant to Rocketinfo through a company owned by Ms. Maz.

Compensation of Directors
-------------------------
There is no general arrangement for the compensation of directors.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements; Entry into a Material Definitive Agreement
--------------------------------------------------------------
There are currently two consultant agreements between Rocketinfo and its named executive officers.

Subsequent to the year-end, on March 10, 2008 Rocketinfo entered into a management contract with Prosper Financial, Inc. ("Prosper"), a company of which Maria C. Maz is President. The contract provides for payment of $9,000 for October, 2007, $9,000 for November, 2007, and $10,000
each month thereafter, and a hiring bonus of $46,000 in consideration of Prosper entering into the Agreement going forward and in acknowledgement of the value of the past services of Maria C. Maz as a director and / or officer of Rocketinfo since 2005. Subsequent to the year-end, on March 10, 2008 Rocketinfo entered into a management contract with McNabb Holdings Ltd., a company of which Philip Graves is President. The contract provides for payment of $4,250 for October, 2007, $4,250 for November, 2007, $4,250 for December, 2007 and $6,500
each month thereafter, and a hiring bonus of $44,000 in consideration of McNabb entering into the Agreement going forward and in acknowledgement of the value of the past services of Philip Graves as a director and/or officer of Rocketinfo since 2005.

Report on Repricing of Options/SARs
-----------------------------------
During the fiscal year ended December 31, 2007, Rocketinfo did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the Named Executive Officers.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the information as at December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which equity securities of Rocketinfo are authorized for issuance:

Equity Compensation Plan Information

                                                                       Number of securities
                                                                       available for future
                       Number of securities to   Weighted-average      issuance under equity
                       be issued upon exercise   exercise price of     compensation plans
                       of outstanding options    outstanding options,  (excluding securities
Plan Category          warrants and rights       warrants and rights   in column (a)
                              (a)                      (b)                    (c)
Equity compensation                 0                $0.00                 1,000,000
Plans approved by
Security holders

Equity compensation        10,100,000                $0.20                         0
Plans not approved by
Security holders
                           ----------                -----                 ---------
Total                      10,100,000                $0.20                 1,000,000

Rocketinfo's 1998 Stock Option Plan (the "Plan) was established to provide equity incentives to employees, including officers, non-employee members of the board of directors of Rocketinfo, and other eligible persons to provide a means through which Rocketinfo may attract able persons to serve the Company, by granting such persons options to purchase shares of stock of Rocketinfo. The Plan permits the granting of incentive stock options and non-qualified stock options. The maximum number of options issuable thereunder was increased from 8,500,000 to 11,100,000 during the year ended December 31, 2006. The exercise price of an option is established by the fair market value of the common shares of Rocketinfo on the date of which the option is granted.

During the year ended December 31, 2007, Rocketinfo received $689,441 in cash, the conversion of three promissory notes in the aggregate amount of $142,766 and the resolving of debt in the amount of $130,372 for 6,433,817 shares of restricted common stock that were issued in the offering pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended.

During the year 2007, Rocketinfo issued 675,000 shares of restricted common stock for services rendered to Rocketinfo in the amount of $89,250.Rocketinfo also issued 1,800,000 shares valued at $90,000 under the terms of management contracts held by two former officers of Rocketinfo. No cash compensation was received by Rocketinfo on the issuance of these shares to the former officers.

There have been no other issuances of common and/or preferred stock during the year ended December 31, 2007.

(a) Security ownership of certain beneficial owners.

The following table sets forth information, as of December 31, 2007, for any person (including any "group") who is known to Rocketinfo to be the beneficial owner of more than five percent of any class of Rocketinfo's voting securities:

Title of Class           Name and Address        Amount                   % of Class
Common Shares            Cadaques SA             2,789,134                   5.07%
                         Avedida Brasil 3031
                         Apt 102, Montevideo
                         Uruguay
Common Shares            Ricardo Requena         2,904,531                   5.28%
                         25 De Mayo 444,
                         P2, Montevideo
                         Uruguay

(1) Mario Rovella is the beneficial owner of Cadaques SA.

(b) Security ownership of management.

The following table sets forth information, as of December 31, 2007, as to each class of equity securities of Rocketinfo beneficially owned by all directors, each of the Named Executive Officers, and directors and executive officers of Rocketinfo as a group. Shown in column (3) is the total number of shares beneficially owned and in column (4) the percent of class so owned. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this Report.

Title of Class            Name and Address of     Amount and Nature of      Percent of Class
                          Beneficial Owner         Beneficial Owner
Common Shares            Maria C. Maz               2,349,667(1)                4.27%
                         4801 Alhambra Circle
                         Coral Gables, FL 33146

Common Shares            Philip M. Graves             304,900(2)                0.55%
                         489 - 1641 Lonsdale Ave
                         North Vancouver, B.C. V7M 2J5

(1)Includes 1,500,000 shares Ms. Maz has the right to acquire within sixty days from options.
(2) Includes 250,000 shares Mr. Graves has the right to acquire within sixty days from options.

(c) As of December 31, 2007, there are no arrangements that may result in a change in control of Rocketinfo.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Certain Relationships and Related Transactions

None.

Director Independence
The Corporation's Board of Directors consists of Maria C. Maz and Philip Graves. They are both independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2007, there were no transactions with related persons other than as described in the section above entitled "Item 10. Executive Compensation".


ITEM 13. EXHIBITS

The following exhibits are included herein:

Exhibit Description
-------  ------------------------------------------------------
3.1      Certificate of Incorporation of Rocketinfo (incorporated by reference to Rocketinfo's Form 10-SB filed with the Securities and Exchange
         Commission on August 13, 1999).
3.2      By-Laws of Rocketinfo (incorporated by reference to Rocketinfo's Form
         10-SB filed with the Securities and Exchange Commission on August 13,
         1999).
3.3      Amendment to Certificate of Incorporation of Rocketinfo, Inc.
         (incorporated by reference to Rocketinfo's Schedule 14C filed on
         November 19, 2002)
4.1      Specimen of Common Stock Certificate (incorporated by reference to the
         Company's Form 10-SB filed with the Securities and Exchange Commission on August 13, 1999).
10.1     Company's 1998 Qualified Stock Option Plan (incorporated by reference to Rocketinfo's Registration Statement on Form 10KSB filed on January
         30, 2002)
10.2     Company's 1998 Non-Qualified   Stock Option Plan (incorporated by
         reference to Rocketinfo's Registration Statement on Form 10KSB filed on January 30, 2002)
31.1     Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of
         1934.
31.2     Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of
         1934.
32       Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange
         Act of 1934.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees for services provided by Moore & Associates for fiscal year 2007 and 2006;
                                      2007           2006
                                     ------         ------

         Audit Fees (1)              $17,400         $15,000
         Audit-related fees(1)             0               0
         Tax fees (2)                      0               0
         All other fees                    0               0
                                     -------         -------
         Total                       $17,400         $15,000

(1) Represents fees for professional services provided in connection with the audit of Rocketinfo's annual financial statements and review of Rocketinfo's quarterly financial statements.

(2) Represents fees for professional services and advice provided in connection with preparation of federal and state tax returns.

Generally, the board of directors approves in advance audit and non-audit services to be provided by Moore & Associates. In other cases, in accordance with Rule 2-01(c) (7) of Securities and Exchange Commission Regulation S-X, the board of directors has delegated pre-approval authority to Rocketinfo's CFO or Treasurer for matters which arise or otherwise require approval between regularly scheduled meetings of the board of directors, provided that the Secretary & Treasurer report such approvals to the board of directors at the next regularly scheduled meeting of the board of directors.

Rocketinfo intends to continue using Moore & Associates sole for audit and audit-related services, and as needed, for tax consultation and tax compliance services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Rocketinfo has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKETINFO INC.

      Date:  April 15, 2008    /s/ Philip Graves
                               ---------------------------
                               Philip Graves
                               CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Rocketinfo and in the capacities and on the dates indicated.

/s/ Philip Graves
-------------------------------------
Philip Graves, CEO/Director                     Date: April 15, 2008

/s/ Maria C. Maz
-------------------------------------
Maria C. Maz, CFO/Director                      Date: April 15, 2008

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rocketinfo, Inc and Subsidiary

We have audited the accompanying consolidated balance sheets of Rocketinfo, Inc and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocketinfo, Inc and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 14, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
(702) 253-7499 Fax (702) 253-7501

ROCKETINFO, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

                                                2007         2006
                                                ----         ----
                     ASSETS
Current assets:
  Cash                                         $    2,670   $    1,617
  Accounts receivable, net                         32,375       39,070
  Prepaid expenses                                 24,683       14,474
                                               ----------   ----------
      Total current assets                         59,728       55,161
Equipment, net                                     64,149       81,980
Security deposit                                   11,898       11,898
Goodwill                                          975,003    3,975,003
                                               ----------   ----------
   Total assets                                $1,110,778   $4,124,042
                                               ==========   ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                893,190      376,468
  Contingent liabilities                           97,954            -
  Loan payable                                     51,000      142,947
                                               ----------   ----------
   Total current liabilities                    1,042,144      519,415
                                               ----------   ----------
Long term liabilities:
  12% convertible notes                           280,155            -
                                               ----------   ----------
   Total long term liabilities                    280,155            -
                                               ----------   ----------
   Total liabilities                            1,322,299      519,415
                                               ----------   ----------
Stockholders' equity:
  Preferred stock, $.001 par value,
    5,000,000 shares authorized, none issued            -            -
  Common stock, $.001 par value, 95,000,000
    shares authorized, 55,011,660 shares and
    46,102,843 issued and outstanding
    respectively                                   55,012       46,103
  Additional paid-in capital                   11,084,863    9,728,917
  Contributed capital                           1,058,625    1,058,625
  Common stock subscriptions                            -            -
  Deficit accumulated during the development
    stage                                     (12,410,021)  (7,229,018)
                                               ----------    ---------
    Total stockholders' equity                   (211,521)   3,604,627
                                               ----------    ---------
    Total liabilities and stockholders'
      equity                                   $1,110,778   $4,124,042
                                              ===========   ==========

The accompanying notes are an integral part of these financial statements

ROCKETINFO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
DECEMBER 31, 2007 AND 2006

                                               2007          2006
                                               ----          ----
Revenues:  Sales                            $180,078       $342,415
  Miscellaneous income                             -              -
                                            --------       --------
                                             180,078        342,415
Expenses:
  Depreciation                                21,690         14,075
  General and administrative               2,030,858      1,688,258
  Interest on convertible notes               89,775              -
  Employee stock options                      40,757              -
  Executive compensation                     180,000              -
  Stock based compensation                         -        893,750
  Impairment of asset                      3,000,000              -
                                           ---------      ---------
                                           5,363,080      2,596,083
    Loss before other item:               (5,183,002)    (2,253,668)
Other item:
  Gain on debt settlement                      2,000         88,722
                                           ---------      ---------
  Provision for Income Taxes                       -              -
                                           ---------      ---------
    Net loss                              (5,181,002)    (2,164,946)
                                           =========      =========
Basic net loss per common share                (0.10)         (0.05)
                                           =========      =========

Weighted average common shares
  outstanding                             50,469,108     41,907,002
                                          ==========     ==========

The accompanying notes are an integral part of these financial statements

ROCKETINFO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2007 AND 2006

                                               2007          2006
                                               ----          ----
Operating activities:
  Net income (loss)                         $(5,181,003)  $(2,164,946)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation                                 21,690        14,075
    Stock for Services                                -        99,600
    Stock based compensation                          -       893,750
    Gain on debt settlement                           -       (88,722)
    Changes in operating assets and liabilities:
      Accounts receivable                         6,695        18,319
      Prepaid expenses                          (10,209)      (14,474)
      Security deposit                                -       (11,898)
      Accounts payable and accrued liabilities  516,722       321,736
      Contingent liabilities                     97,954             -
      Impairment of asset                     3,000,000             -
      Deferred revenues                               -       (11,511)
                                             ----------    ----------
        Net cash provided (used) by
          operating activities               (1,548,151)     (944,071)

Investing activities:
  Purchase of equipment
       Net cash provided (used) by
          investing activities                   (3,859)      (50,339)
                                             ----------    ----------
Financing activities:
  Loans payable                                 (91,947)      122,737
  12% convertible notes                         280,155             -
  Proceeds from issuance of common stock, net 1,364,855       854,945
  Common stock subscriptions                          -             -
  Contributed capital                                 -             -
                                             ----------    ----------
       Net cash provided (used) by
         financing activities                 1,553,063       977,682
                                             ----------    ----------
       Net increase (decrease) in cash            1,053       (16,728)
Cash at beginning of period                       1,617        18,345
                                             ----------    ----------
Cash at end of period                        $    2,670    $    1,617
                                             ==========    ==========

Supplemental information
  Taxes                                      $        -    $        -
                                             ==========    ==========
  Interest                                   $        -    $        -
                                             ==========    ==========

The accompanying notes are an integral part of these financial statements

ROCKETINFO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
DECEMBER 31, 2007
(CONTINUED ON NEXT PAGE)

	                                                Issued            Subscribe            Additional
                                             Common Stock        Common Stock            Paid -in
                                           Shares    Amounts   Shares   Amounts          Capital
                                           -----------------   ----------------        -----------
BALANCE, December 31, 2005              37,407,041     37,407           -            -   8,783,068
                                        ==========     ======  ==========     ========  ==========
Stock issued for services                  620,000        620           -            -      98,980
Stock issued pursuant to
  private placement                      8,075,802      8,076           -            -     846,869
Capital contributed                              -          -           -            -           -
Net(loss) for the period                         -          -           -            -           -
                                         ----------  --------  ----------     --------
BALANCE, December 31, 2006              46,102,843     46,103           -            -   9,728,918
                                        ==========   ========  ==========     ========  ==========
Stock issued for services                  375,000        375           -            -      61,875
Stock issued pursuant to
  private placement                      5,433,817      5,434           -            -     809,639
Cashless exercise of warrants            1,800,000      1,800           -            -     178,200
Stock issued pursuant to
  Private placement                      1,000,000      1,000           -            -     149,000
Stock issued for services                  300,000        300           -            -      26,700
Capital contributes                              -          -           -            -     130,532
                                        ----------   --------  ----------     --------  ----------
Net(loss) for the period                         -          -           -            -           -
                                        ----------   --------  ----------     --------  ----------
BALANCE, December 31, 2007              55,011,660     55,012           -            -  11,084,863
                                        ==========   ========  ==========     ========  ==========


ROCKETINFO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
DECEMBER 31, 2007
(CONTINUED)

                                             Contributed       Accumulated
                                               Capital          (Deficit)        Total
                                           -----------------   ------------      -----
BALANCE, December 31, 2005                      164,875        (5,064,072)     3,921,278
                                                =======        ==========      =========
Stock issued for services                             -                 -         99,600
Stock issued pursuant to
  private placement                                   -                 -        854,945
Capital contributed                             893,750                 -        893,750
Net(loss) for the period                              -        (2,164,946)    (2,164,946)
                                             ----------         ---------      ---------
BALANCE, December 31, 2006                    1,058,625        (7,229,018)     3,604,627
                                             ==========         =========      =========
Stock issued for services                             -                 -         62,250
Stock issued pursuant to
  private placement                                   -                 -        815,073
Cashless exercise of warrants                         -                 -        180,000
Stock issued pursuant to
  Private placement                                   -                 -        150,000
Stock issued for services                             -                 -         27,000
Capital contributed                                   -                 -        130,532
                                             ----------        ----------      ---------
Net(loss) for the period                              -        (5,181,002)    (5,181,002)
                                             ----------        ----------      ---------
BALANCE, December 31, 2007                    1,058,625       (12,410,020)      (211,520)
                                             ==========        ==========      =========

See accompanying summary of accounting policies and notes to consolidated financial statements

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2007

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

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2007

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES (Continued)

(b) Basis of Presentation

The accompanying financial statements are for the year ended December 31, 2007 and have been prepared by Rocketinfo, Inc. In the opinion of management, the accompanying audited financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position and results of operations for the period presented. All references to dollar amounts are in US$ unless otherwise identified.

The Company's financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2007, the Company had a stockholders' equity of $ (195,429).

In view of these conditions, the Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

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

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2007

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2007

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2007

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2007

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other- Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2007

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES

temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of another-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

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

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2007

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB")No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be January 1, 2007.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2007

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES

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

(k) Depreciation. For the years ended December 31, 2007 and 2006, depreciation expense amounted to $21,690 and $14,075 respectively.

(l) Accounts Receivable summary is listed below:

                                          12/31/07    12/31/06
                                          --------    --------
Gross Amount                              $ 48,467    $ 39,070
Allowance for Doubtful Accounts            (16,092)          -
                                          --------    --------
Accounts Receivable net                   $ 32,375    $ 39,070
                                          ========    ========

(m) Amounts for the services are billed at the end of each month recognized on a monthly basis corresponding with the reporting period.

NOTE 2.  STOCKHOLDERS' EQUITY

Year 2005
During the year ended December 31, 2005 the Company issued 4,376,765 restricted shares of common stock for proceeds of $823,752. In addition the Company issued 90,666 restricted shares of common stock in relation to the $136,000 subscription funds received during the year ended December 31, 2004. The Company also issued 7,545,000 restricted shares of common stock valued at $1,183,753 pursuant to the purchase price guarantee clause of the private placement agreement of 2004. During the year the Company issued 3,091,334 restricted shares of common stock valued at $1,300,567 for services.

Year 2006
During the year ended December 31, 2006, the Company issued 3,300,000 restricted shares of common stock valued at $547,800 pursuant to the purchase price guarantee clause of the private placement agreement of 2004. During the year the Company issued 620,000 restricted shares of common stock valued at $99,600 for services, 2,004,302 restricted shares at $0.15 per share and 2,771,500 restricted shares at $0.20 per share pursuant to private placements.

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2007

NOTE 2.  STOCKHOLDERS' EQUITY (Continued)

Year 2007
During the year ended December 31, 2007, the Company issued 6,433,817 restricted shares of common stock at $0.15 per share pursuant to a private placement for cash proceeds in the amount of $689,441, the conversion of three promissory notes in the aggregate amount of $142,766, and the resolving of debt in the amount of $130,672. The Company also issued 675,000 restricted shares of common stock valued at $89,250 for services and 1,800,000 restricted shares valued at $90,000 under the terms of management contracts held by two former officers of the Company. No cash compensation was received by the Company on the issuance of these restricted shares to the former officers.

Stock Option Plan

The Company has a nonqualified stock option plan (the "Plan") pursuant to which up to 11,100,000 shares of its common stock can be set aside to provide certain executives, directors, and other employees or consultants the option to purchase shares of the Company's common stock. This was amended to increase the maximum number of options issuable thereunder from 8,500,000 to 11,100,000 on August 28, 2006. The stock options typically vest as to one-third of the Optionee's holdings on the first anniversary of the agreement and one-third of the Optionee's holdings on each anniversary thereafter. As provided by the Plan, the Board of Directors may waive the vesting provision in whole or in part at any time based on such factors as the Board of Directors determines at its sole discretion.

The stock options expire 5 years from the date of grant or upon termination of employment, retirement, or death.

As of December 31, 2005, 1,025,000 stock options were outstanding with a weighted-average exercise price of $2.07 and weighted-average remaining contractual lives of 1.68 years. As of December 31, 2005, 875,000 stock options were exercisable at a weighted average exercise price of $2.09.

As of December 31, 2006, 5,075,000 stock options were outstanding with a weighted-average exercise price of $0.20 and weighted-average remaining contractual lives of 4.34 years.

As of December 31, 2007 5,035,000 stock options were outstanding with a weighted-average exercise price of $0.20 and weighted-average remaining contractual lives of 4.62 years.

Stock Based Compensation

On June 22, 2006, the Company granted incentive stock options to directors, officers and consultants to acquire up to 8,475,000 common shares at $0.20 per share for a period of five years. The fair value of the these options was estimated at the date of grant using the Black-

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2007

NOTE 2.  STOCKHOLDERS' EQUITY (Continued)

Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; risk free interest rate of 5.18%, expected volatility of 194%, an expected option life of 5 years and no expected dividends. The weighted average grant date fair value of options granted during the period was $0.20 per share. The Company recognized stock-based compensation of $893,750 during the year ended December 31, 2006.

During the year ended December 31, 2006, the Company cancelled
1,450,000 share purchase options granted to a director of the Company in the second quarter due to departure of this director from the board of directors of the Company.

On July 30, 2007, the Company granted additional incentive stock options to directors, officers and consultants to acquire up to 1,310,000 common shares at $0.20 per share for a period of five years. The fair value of the these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; risk free interest rate of 5.15%, expected volatility of 50%, an expected option life of 5 years and no expected dividends. The weighted average grant date fair value of options granted during the period was $0.20 per share. The Company recognized stock-based compensation of $40,757 during the year ended December 31, 2007.

During the year ended December 31, 2007, the Company cancelled an aggregate of 650,000 share purchase options granted to two directors of the Company due to the departure of these directors from the board of directors of the Company.

During the year ended December 31, 2007, the Company cancelled an aggregate of 1,100,000 share purchase options granted to consultants of the Company due to the departure of these consultants from the Company.

During the year ended December 31, 2006 the Company had granted 1,600,000 share purchase warrants to its former Chief Executive Officer, allowing him to acquire 1,600,000 common shares at a price of $0.10 per share for a period of two years from the signing of his original consulting agreement with the Company. During the year ended December 31, 2007, the former Chief Executive Officer exercised 900,000 of these warrants on July 16, 2007, and the balance of 700,000 options were cancelled on that date as per the terms of his agreement.

During the year ended December 31, 2006 the Company had granted
1,600,000 share purchase warrants to its former Chairman, allowing him to acquire 1,600,000 common shares at a price of $0.10 per share for a period of two years from the signing of his original consulting agreement with the Company. During the year ended December 31, 2007,

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2007

NOTE 2.  STOCKHOLDERS' EQUITY (Continued)

the former Chairman exercised 900,000 of these warrants on July 16, 2007, and the balance of 700,000 options were cancelled on that date as per the terms of his agreement.

The former Chief Executive Officer exercised 900,000 of these options on July 20, 2007 and the balance of 700,000 options were cancelled on that date as per the terms of his Stock Option Agreement.

The former Chairman exercised 900,000 of these options on July 16, 2007 and the balance of 700,000 options were cancelled on that date as per the terms of his Stock Option Agreement.

NOTE 3.  LOAN PAYABLE

As of December 31, 2007, the loan payable balance comprised of $51,000 total loans on an interest free basis payable on demand. These loans were provided to the Company by unrelated parties and bear no interest.

As of December 31, 2007 the Company agreed to issue a Secured Convertible Note dated December 20, 2007 for the satisfaction of debt in the amount of $191,455 convertible at any time in whole or in part into restricted common shares of the Company at $0.03 per share. The Note accrues interest at an annual rate of 12% payable quarterly and has a term of one year. The Note is secured by a General Security Agreement entered into as of December 20, 2007 granting a continuing security interest in, and a lien upon as security, all property and interests in property of the Company including all accounts, equipment, general intangibles, securities, and any resulting proceeds and products. The Company recognized interest of $63,818 on the beneficial conversion feature of the Secured Convertible Note during the year ended December 31, 2007.

As of December 31, 2007 the Company agreed to issue Convertible Notes dated December 20, 2007 for the satisfaction of debt in the amount of $49,200 and $39,500 convertible at any time in or whole or in part into restricted common shares of the Company at $0.03 per share. The Notes accrue interest at an annual rate of 12% payable quarterly and have a term of one year. The Company recognized interest of $25,957 on the beneficial conversion feature of the Convertible Notes during the year ended December 31, 2007.

NOTE 4. RELATED PARTY TRANSACTIONS - NOTE 6

a) During the year ended December 31, 2005, the company issued
1,500,000 restricted shares of the Company's common stock at $0.15 per share to a former director and officer. Subsequent to December 31, 2005, further 500,000 restricted shares were issued to the former

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2007

NOTE 4. RELATED PARTY TRANSACTIONS (Continued)

director and officer of the Company. Both blocks of stock were delivered subsequent to the year end upon conclusion of the renegotiation of his contract.

At December 31, 2005, accounts payable includes $20,911 due to the former director for expenses incurred on behalf of the company. This amount remains outstanding as at September 30, 2007.

b) During the year ended December 31, 2005, the company issued 250,000 restricted shares the Company's common stock at $1.00 per share to a director of the Company.

c) During the year ended December 31, 2005, the company paid $54,141 in salaries to a former officer of the company.

d) During the year ended December 31, 2006, the company issued 500,000 restricted shares of the Company's common stock at $0.15 per share to a director of the Company for services and paid $76,189 for consulting to the same director.

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

h) During the year ended December 31, 2006, the company issued 635,119 restricted shares the Company's common stock at $0.15 per share to a director of the Company.

i) During the year ended December 31, 2007, the company incurred $234,194 in consulting fees with the President of the Company, $80,500 in consulting fees with a director of the Company and a company controlled by the same director, $60,000 in consulting fees with a director of the Company through a company controlled by the director and $15,000.00 in consulting fees with a director of the Company through a company controlled by the director.

j) During the year ended December 31, 2007, the Company issued 66,667 restricted shares of the Company's common stock at $0.15 per share to a director of the Company for services and paid $31,000 for consulting

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2007

NOTE 4. RELATED PARTY TRANSACTIONS (Continued)

services to the same director. The Company also issued 297,164 restricted shares of the Company's common stock at $0.15 per share to a company controlled by the same director.

k) During the year ended December 31, 2007, the Company paid $119,250 for consulting services to a company controlled by the President of the Company and $85,000 for consulting services to the Chief Executive Officer of the Company.

l) At December 31, 2007, the accounts payable included $138,666 in fees and expenses incurred on behalf of the Company due to the President of the Company, $41,471 in fees and expenses incurred on behalf of the Company due to a director of the Company through a company controlled by the director, $15,000 in fees incurred on behalf of the Company due to a director of the Company through a company controlled by the director and $13,160 in fees due to a former director of the Company through a company controlled by the director. These amounts remain outstanding as at December 31, 2007.

NOTE 5.  PURCHASE OF SUBSIDIARY

 Pursuant to a series of share acquisition agreements dated August 3, 2004 and effective October 1st, 2004, the Company acquired all of the outstanding shares of Rocket Technologies Inc. ("Rocket Technologies") in exchange for Eight Million (8,000,000) shares of the Company's common stock, and cash payments in the amount of Four Hundred Thousand Dollars ($400,000) to the shareholders of Rocket Technologies. As a result of the acquisition, the Company carries goodwill as an asset on its balance sheet as at September 30, 2007 in the amount of $3,975,000. The Company assesses the recoverability of the fair value of the goodwill at least annually. If it is determined that an impairment exists the Company will record the amount of the decrease in the value.

In determining the factors relevant to the value of Goodwill and other assets, the Company assesses the present value of estimated future cash flows. The terms of the purchase were $400,000 cash and 8,000,000 shares of restricted common stock. The stock was valued at the current market prices discounted for restriction and control ($1.488 less 1.030 =.45 per share value) for a total stock value of $3,600,000.

The total purchase price was   $4,000,000. Below is a condensed balance
sheet of Rocket Technologies, Inc. at the time of purchase, October 1, 2004.

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2007

NOTE 5.  PURCHASE OF SUBSIDIARY (Continued)

Cash                               $  1,510
Other Current Assets               $  1,265
Fixed Assets                       $ 31,422
Goodwill                         $3,975,003
Current Liabilities                 ($9,200)

During the year ended December 31, 2006, the Company paid the balance of $50,000 due on acquisition of the subsidiary.

During the year ended December 31, 2007, the Company determined that this intangible asset has failed to produce significant returns on its investment. Management is more fully aware of this intangible asset's income producing capabilities, and has determined a fair and reasonable net of impairment value of this asset to be $975,000.

NOTE 6: GOING CONCERN

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant existing shareholders or prospective shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2007


NOTE 7: EQUIPMENT

Equipment is stated at cost and depreciated over its useful life of five years. The equipment is as follows:

                                         2007            2006

Equipment                              $111,343       $107,484
Accumulated Depreciation                (47,194)       (25,504)
                                       --------       --------
Equipment, net                         $ 64,149       $ 81,980
                                       --------       --------