Form 10-Q
period 2008-03-31
Rocketinfo Inc.
filed 2008-05-20
CIK 1085203

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2008

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number 000-26373

ROCKETINFO INC.
----------------------------------------------
(Name of Registrant in its charter)

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

Registrant's telephone number 206-219-0146

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, May 15, 2008:

  Common Stock  -  55,011,660

ROCKETINFO, INC.
FORM 10-Q
For the quarterly period ended March 31, 2008
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      26
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        28
Item 4T. Controls and Procedures                              28

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    30
Item 1A. Risk Factors                                         31
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        31
Item 3.  Defaults upon Senior Securities                      31
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            31
Item 5.  Other Information                                    31
Item 6.  Exhibits                                             32

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

ROCKETINFO, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                              March 31,    December 31,
                                                2008            2007
                                              --------     -----------
                                               (Unaudited)  (Audited)
ASSETS
------
Current assets:
  Cash                                          $   2,457    $   2,670
  Accounts receivable, net                         27,548       32,375
  Prepaid expenses                                 39,683       24,683
                                               ----------   ----------
      Total current assets                         69,688       59,728
Equipment, net                                     58,686       64,149
Security deposit                                   11,898       11,898
Goodwill                                          975,003      975,003
                                               ----------   ----------
   Total assets                                $1,115,275   $1,110,778
                                               ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------
Current liabilities:
  Accounts payable                              1,079,431      893,190
  Contingent liabilities                          132,538       97,954
  Loan payable                                     34,694       51,000
                                               ----------   ----------
   Total current liabilities                    1,246,663    1,042,144
                                               ----------   ----------
Long term liabilities:
  12% convertible notes                           352,037      280,155
                                               ----------   ----------
   Total long term liabilities                    352,037      280,155
                                               ----------   ----------
   Total liabilities                            1,598,700    1,322,299
                                               ----------   ----------
Stockholders' equity:
  Preferred stock, $.001 par value,
    5,000,000 shares authorized, none issued            -            -
  Common stock, $.001 par value, 95,000,000
    shares authorized, 55,011,660 shares and
    46,102,843 issued and outstanding
    respectively                              $    55,012   $   55,012
  Additional paid-in capital                   11,159,698   11,084,863
  Contributed capital                           1,058,625    1,058,625
  Common stock subscriptions                            -            -
  Deficit accumulated during the development
    stage                                     (12,756,760) (12,410,021)
                                               ----------   ----------

    Total stockholders' equity                   (483,425)    (211,521)
                                              -----------   ----------
    Total liabilities and stockholders'
      equity                                  $ 1,115,275   $1,110,778
                                              ===========   ==========

The accompanying notes are an integral part of these financial statements

ROCKETINFO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                               Three Months Ended
                                                    March 31,
                                               2008          2007
                                               ----          ----
Revenues:  Sales                            $ 57,999       $ 43,162
  Miscellaneous income                             -              -
                                            --------       --------
                                              57,999         43,162
Expenses:
  Depreciation                                 5,463          5,315
  General and administrative                 324,440        417,385
  Interest on convertible notes                    -              -
  Employee stock options                      74,835              -
  Executive compensation                           -              -
  Stock based compensation                         -              -
  Impairment of asset                              -              -
                                           ---------      ---------
                                             404,738        422,700
    Loss before other item:                 (346,739)      (379,538)
Other item:
  Gain on debt settlement                          -              -
                                           ---------      ---------
  Provision for Income Taxes                       -              -
                                           ---------      ---------
    Net loss                                (346,739)      (379,538)
                                           =========      =========
Basic net loss per common share                    -         (0.01)
                                           =========      =========

Weighted average common shares
  outstanding                             55,011,660     46,215,343
                                          ==========     ==========

The accompanying notes are an integral part of these financial statements

ROCKETINFO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               Three Months Ended
                                                    March 31,
                                               2008          2007
                                               ----          ----
Operating activities:
  Net income (loss)                           $(346,739)    $(379,538)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation                                  5,463         5,315
    Stock for Services                                -        38,250
    Stock based compensation                          -             -
    Gain on debt settlement                           -             -
    Changes in operating assets and liabilities:
      Accounts receivable                         4,827         5,649
      Prepaid expenses                          (15,000)        2,205
      Security deposit                                -             -
      Accounts payable and accrued liabilities  186,241       167,510
      Contingent liabilities                     34,584             -
      Impairment of asset                             -             -
      Deferred revenues                               -             -
                                             ----------    ----------
        Net cash provided (used) by
          operating activities                 (130,624)     (160,609)

Investing activities:
  Purchase of equipment                           5,463             -
                                             ----------    ----------
       Net cash provided (used) by
          investing activities                    5,463             -
Financing activities:
  Loans payable                                 (16,306)      160,508
  12% convertible notes                          71,882             -
  Proceeds from issuance of common stock, net    74,835             -
  Contributed capital                                 -             -
                                             ----------    ----------
       Net cash provided (used) by
         financing activities                   130,411       160,508
                                             ----------    ----------
       Net increase (decrease) in cash             (213)         (101)
Cash at beginning of period                       2,670         1,617
                                             ----------    ----------
Cash at end of period                        $    2,457    $    1,516
                                             ==========    ==========

Supplemental information
  Taxes                                      $        -    $        -
                                             ==========    ==========
  Interest                                   $        -    $        -
                                             ==========    ==========

The accompanying notes are an integral part of these financial statements

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

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

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

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

The Company's financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2008, the Company had a stockholders' equity of $(483,425).

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

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

(h) Nonqualified Stock Option Plan

The Company accounts for stock options in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS123"). Under SFAS 123, the recognition of compensation expense is measured at the grant date based on the fair value of options. Such cost is recognized over the service period.

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

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of another-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

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

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

(k) Depreciation. For the three months ended March 31, 2008 and 2007, depreciation expense amounted to $5,463 and $5,315 respectively.

(l) Accounts Receivable summary is listed below:

                                            03/31/08         12/31/07
                                            --------         --------
Gross Amount                                $ 32,048         $ 48,467
Allowance for Doubtful Accounts              ($4,500)        ($16,092)
                                            --------         --------
Accounts Receivable net                      $27,548         $ 32,375
                                            ========         ========

NOTE 2.  STOCKHOLDERS' EQUITY

Prior to 2003
The Company issued 8,000,000 restricted shares of common stock from treasury at a subscription price of $.001 per share to the founders of the Company during fiscal years 1999 and 1998. The Company issued 500,000 restricted shares of common stock for cash during fiscal year 1999, through a Confidential Offering Circular pursuant to Rule 504 of Regulation D of the Securities Act of 1933.

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 2.  STOCKHOLDERS' EQUITY (Continued)

Year 2003
During fiscal year 2003 the Company issued an additional 20,000 restricted shares at $1 per share.

Year 2004
During the year 2004, the Company issued 2,786,116 restricted shares of common stock for cash proceeds in the amount of $1,117,137. Further, the Company issued 1,000,000 restricted shares of common stock for cash proceeds in the amount of $675,000. The Company resolved debt in the amount of $548,475 by the issuance of 274,375 restricted shares of common stock and made payment for services in the amount of $498,100 by issuing 1,722,785 restricted shares of common stock. In connection with this last matter of restricted shares for services, an S-8 Filing was made in connection with restricted shares issued for services having a value of $473,100 at the time of issuance.

The Company issued 8,000,000 restricted shares of common stock in conjunction with the purchase of Rocket Technologies, Inc. See associated note for more details on this purchase.

From September 6, 2004 through December 2004 the Company sold units. Each unit consisted of one restricted share of common stock and one warrant to buy another restricted share of stock. The summary of these warrants is shown in the chart below.

   Date              Number           Price             Expiry
          9/22/04           650,000           $0.75             12/1/06
         10/18/04          100,000           $1.00             12/1/05
         11/18/04            75,000           $1.50             12/1/05
         12/07/04          175,000           $1.50             12/1/05

During December 2004 the Company received subscription funds of $136,000 for 90,666 restricted shares of the Company's common stock. These shares were issued during the year ended December 31, 2005.

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

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 2.  STOCKHOLDERS' EQUITY (Continued)

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

Year 2008
During the three months ended March 31, 2008 the Company did not issue any restricted shares of common stock.

Subsequent to the year-end, the Company agreed to issue 9,754,043 restricted shares of common stock at $.03 per share pursuant to a private placement for the resolving of debt in the aggregate amount of $292,621, with a closing date of April 15, 2008. Part of this placement is a related party transaction with a named executive officer as to $74,000 representing 2,466,667 restricted shares issued to Prosper Financial Inc., a company of which Maria C. Maz is President. Part of this placement is a related party transaction with a named executive officer as to $78,500 representing 2,616,667 restricted shares issued to McNabb Holdings Ltd., a company of which Philip Graves is President. Part of this placement as to $35,000 represents 1,166,667 restricted shares which were issued to retire or repay the New Notes, being $35,000 of Secured Convertible Notes as described above, as per Note 3 of these financial statements.

Stock Option Plan

The Company has a nonqualified stock option plan (the "Plan") pursuant to which up to 11,100,000 shares of its common stock can be set aside to provide certain executives, directors, and other employees or consultants the option to purchase shares of the Company's common

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 2.  STOCKHOLDERS' EQUITY (Continued)

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

As of December 31, 2007, and March 31, 2008, 5,035,000 stock options were outstanding with a weighted-average exercise price of $0.20 and weighted-average remaining contractual lives of 4.62 years.
Stock Based Compensation

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

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 2.  STOCKHOLDERS' EQUITY (Continued)

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

During the year ended December 31, 2006 the Company had granted 1,600,000 share purchase warrants to its former Chairman, allowing him to acquire 1,600,000 common shares at a price of $0.10 per share for a period of two years from the signing of his original consulting agreement with the Company. During the year ended December 31, 2007, the former Chairman exercised 900,000 of these warrants on July 16, 2007, and the balance of 700,000 options were cancelled on that date as per the terms of his agreement.

The former Chief Executive Officer exercised 900,000 of these options on July 20, 2007 and the balance of 700,000 options were cancelled on that date as per the terms of his Stock Option Agreement.

The former Chairman exercised 900,000 of these options on July 16, 2007 and the balance of 700,000 options were cancelled on that date as per the terms of his Stock Option Agreement.

During the period ended March 31, 2008, the Company cancelled 2,500,000 share purchase options granted to the President of the Company due to his departure from the board of directors of the Company.

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 2.  STOCKHOLDERS' EQUITY (Continued)

During the period ended March 31, 2008, the Company cancelled an aggregate of 360,000 share purchase options granted to consultants of the Company due to the departure of these consultants from the Company.

Subsequent to the year-end, the Company approved changes, adjustments or amendments to existing stock options and granted new options pursuant to the Company's 1998 Stock Option Plan as of April 9, 2008 with a closing date of April 15, 2008. The aggregate number of 4,404,000 stock options were granted to Directors, Officers and consultants of the Company exercisable at $.08 per share at any time in whole or in part until April 9, 2013. Two of these option grants were to named executive officers of the Company. 1,500,000 of these options were granted to Maria C. Maz, Treasurer and Secretary of the Company, and 1,500,000 of these options were granted to Philip Graves, President of the Company.


NOTE 3.  LOAN PAYABLE

As of March 31, 2008, the loan payable balance comprised of:

$34,694 total loans on an interest free basis payable on demand. These loans were provided to the Company by unrelated parties and bear no interest.

On December 20, 2007 the Company issued a Secured Convertible Note dated December 20, 2007 for the satisfaction of debt in the amount of $191,455. The principal amount of the Note plus accrued interest is convertible at any time in whole or in part into restricted common shares of the Company at $0.03 per share. The Note accrues interest at an annual rate of 12% payable quarterly and has a term of one year.

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

On December 31, 2007 the Company issued a Convertible Notes dated December 20, 2007 for the satisfaction of debt in the amount of $49,200 and $39,500. The principal amount of the Note plus accrued interest is convertible at any time in or whole or in part into restricted common shares of the Company at $0.03 per share. The Notes accrue interest at an annual rate of 12% payable quarterly and have a term of one year.

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 3.  LOAN PAYABLE (Continued)

The Company recognized interest of $25,957 on the beneficial conversion feature of the Convertible Notes during the year ended December 31, 2007.

During the 3 months ending the Company recognized interest of $5,729.91 on the Secured Convertible Note dated December 20, 2007 and interest of $1,471.96 and $1,181.75 respectively on the Convertible Notes dated December 20, 2007.

During the three months ended March 31, 2008 the Company issued three Secured Convertible Notes dated January 10, 2008, February 4, 2009 and March 12, 2008 for the satisfaction of debt in the amount of $10,000, $10,000 and $15,000 respectively. The principal amount of the Notes plus accrued interest is convertible at any time in whole or in part into restricted common shares of the Company at $0.03 per share. The Notes accrue interest at an annual rate of 12% payable quarterly and have a term of one year.

The Notes are secured by a General Security Agreement entered into as of December 20, 2007 granting a continuing security interest in, and a lien upon as security, all property and interests in property of the Company including all accounts, equipment, general intangibles, securities, and any resulting proceeds and products.

During the three months ended March 31, 2008 the Company issued a Convertible Notes dated March 26, 2008 for the satisfaction of debt in the amount of $28,500. The principal amount of the Note plus accrued interest is convertible at any time in or whole or in part into restricted common shares of the Company at $0.03 per share. The Note accrues interest at an annual rate of 12% payable quarterly and has a term of one year.


NOTE 4. RELATED PARTY TRANSACTIONS

a) During the year ended December 31, 2005, the company issued
1,500,000 restricted shares of the Company's common stock at $0.15 per share to a former director and officer. Subsequent to December 31, 2005, further 500,000 restricted shares were issued to the former director and officer of the Company. Both blocks of stock were delivered subsequent to the year end upon conclusion of the renegotiation of his contract.

At December 31, 2005, accounts payable includes $20,911 due to the former director for expenses incurred on behalf of the company. T his amount remains outstanding as at September 30, 2007.

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4. RELATED PARTY TRANSACTIONS (Continued)

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

j) During the year ended December 31, 2007, the Company issued 66,667 restricted shares of the Company's common stock at $0.15 per share to a director of the Company for services and paid $31,000 for consulting services to the same director. The Company also issued 297,164 restricted shares of the Company's common stock at $0.15 per share to a company controlled by the same director.

k) During the year ended December 31, 2007, the Company paid $119,250 for consulting services to a company controlled by the President of the Company and $85,000 for consulting services to the Chief Executive Officer of the Company.

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4. RELATED PARTY TRANSACTIONS (Continued)

l) During the year ended December 31, 2007, the accounts payable included $138,666 in fees and expenses incurred on behalf of the Company due to the President of the Company, $41,471 in fees and expenses incurred on behalf of the Company due to a director of the Company through a company controlled by the director, $15,000 in fees incurred on behalf of the Company due to a director of the Company through a company controlled by the director and $13,160 in fees due to a former director of the Company through a company controlled by the director. These amounts remained outstanding as at December 31, 2007.

During the three months ended March 31, 2008, the Company incurred $33,701in consulting fees and expenses and $46,000.00 for a hiring bonus with a director of the company through a company controlled by the director and $19,500 in consulting fees and $44,000 for a hiring bonus with the President of the Company through a company controlled by the President

During the three months ended March 31, 2008, the Company paid $20,240 for consulting fees and expenses to a director through a company controlled by the director.

As of March 31, 2008, the accounts payable included $78,500 in fees incurred on behalf of the Company due the President of the Company through a company controlled by the President and $101,932 in fees and expenses incurred on behalf of the Company due to a Director of the Company through a company controlled by the director. These amounts remain outstanding as of March 31, 2008.


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

In determining the factors relevant to the value of Goodwill and other assets, the Company assesses the present value of estimated future cash flows. The terms of the purchase were $400,000 cash and 8,000,000 shares of restricted common stock. The stock was valued

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 5.  PURCHASE OF SUBSIDIARY (Continued)

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

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 6: GOING CONCERN (Continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 7: EQUIPMENT

Equipment is stated at cost and depreciated over its useful life of five years. The equipment is as follows:

                                                 March 31,
                                            2008          2007
                                            ------------------
Equipment                                 $111,343      $111,343

Accumulated Depreciation                   (52,657)      (47,194)
                                          --------      --------
Equipment, net                             $58,686      $ 64,149
                                          --------      --------

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

Business Strategy

Rocketinfo is an Internet news and information aggregation service company. The company is undergoing a transformation under new management where it will focus on and expand on its three main initiatives: 1) on the value proposition that current enterprise customers continue to pay a subscription fee; 2) on enhancing its existing products and developing new ones; on monetizing the expected increase in site traffic resulting from the new products. To achieve this growth the Company has raised a limited amount of working capital and will require additional financing to build its sales, marketing, development and operations teams.

Current Operations

The Registrant received revenues in the quarter ending March 31, 2008 of $57,999.For the three months ended March 31, 2007, revenues totaled $43,162.

For the period from its inception through the end of the reporting period, the Registrant has received $875,488 in revenues. Operating activities during the year have been related primarily to establishing the management and operating infrastructure, as well as the commencement of new product development and marketing activities related to the Rocketinfo suite of search, competitive intelligence and business intelligence products. Additionally, the Company has been attempting to negotiate financing with which to continue and expand its business operations. Over the last twelve months, management has taken the steps described above to create a successful business model for the Registrant. Toward the end of 2007, the difficulty of its previous model to result in profitable operations resulted in a change in management and an effort to streamline the business model and operations. The Registrant has initiated the restructuring of its debt, and targeted marketing efforts on increasing sales of new or improved products related to the new Rocketinfo business model. Management has also hired additional technical staff to ensure that the Registrant can improve upon and meet the demand for its products, and new sales and marketing personnel to increase sales. The Company has continued to negotiate financing with which to continue and expand its business operations. If the Company is not able to secure additional financing, it will not be able to pursue the sales and marketing of its products as aggressively as planned. Management believes that cash flow from operations related to the new business model, which is projected to grow significantly during 2008, will be sufficient to allow the Registrant to continue in business in 2008 and beyond.

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

General and Administrative Expenses

General and Administrative expenses totaled $324,440, compared to General and Administrative expenses of $417,385 for the three months ending March 31, 2007. The decrease in General and Administrative expenses was due to decreased costs in consulting fees, payroll and cost related to operating expenses for the office in Newport Beach in 2007.

Net Loss

The Registrant incurred a net loss of $346,739 for the three months ending March 31, 2008, compared to net loss of $379,538 in the three months ending March 31, 2007. The decrease in the net loss in the amount of $32,799 was due to an increase in revenues, the decreased costs as stated in General and Administrative Expenses and the increased cost of recognizing employee stock options costs.

Liquidity and Capital Resources

As of March 31, 2008 the Registrant's total assets consisted of cash, accounts receivable and prepaid expenses in the amount of $69,688 and equipment, security deposit and goodwill of $1,045,587 for total assets of $1,115,275 compared to cash, accounts receivable and prepaid expenses in the amount of $47,206 and equipment, security deposit and goodwill of $4,063,565 for total assets of $4,110,771 on March 31, 2007. The Registrant has total current liabilities in the amount of $1,246,633 and long term liabilities of $352,037 for total liabilities of $1,598,700 as of March 31, 2008, compared to current liabilities of $847,432 as of March 31, 2007.

As of March 31, 2008 the Registrant had a working capital deficit of $1,176,975.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4T.  Controls and Procedures.

During the three months ended March 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the year ending December 31, 2007 Moskowitz Altman & Hughes LLP received a default judgment against the Company in the amount of $92,576.80 including the base amount of the judgment, costs, and interest. Management will attempt to seek a mutual settlement of the judgment but there can be no assurance that the amount of the payment due to the Plaintiff will be less than all costs, the judgment amount and interest accrued.

Also during the year ending December 31, 2007, the Company entered into a settlement with the legal firm of Freeman Davis LLP (the "Plaintiff") with regard to a lawsuit by that Party seeking $34,040.86 plus prejudgment interest since September 18, 2000 and attorney's fees of twenty five percent of the total amount owed. The Plaintiff has agreed to settle this matter by the payment of $20,000.00 (the "Settlement Amount") without interest, such payment to be made in four equal installments of $5,000.00 per installment to begin on the first day of the month following execution of the Settlement Agreement until the amount is paid in full. An Officer of the Company signed the Settlement Agreement on April 17, 2007. The Agreement stated that if the Company does not perform the obligations assumed in the settlement, the plaintiff may simply enter judgment for the entire amount it claims in the lawsuit and the Company cannot defend against it. As of December 31, 2007 the Company has made three payments of $5,000.00. As of December 31, 2007 the Company was in default of the Settlement Agreement. The balance of $5,000.00 remains outstanding as of March 31, 2008.

During the year ended December 31, 2007 Murray Owen, a former officer and director of the Company, received a default judgment against the Company in the amount of $50,501.42 including the base amount of the judgment, costs, and interest. Management will attempt to seek a mutual settlement of the judgment but there can be no assurance that the amount of the payment due to the Plaintiff will be less than all costs, the judgment amount and interest accrued. During the year ended December 31, 2005 the Company commenced an action against Murray Owen. The lawsuit has become dormant and the Company has yet to determine whether to revive or re-file the action.

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

During the year ended December 31, 2007 Newport Harbor Offices and Marina, LLC had filed a notice of unlawful detainer in the amount of $12,900 against the Company related to its former office space. The Company has defended the action but would expect to seek to come to some sort of commercial settlement with the Plaintiff.

The Company had recorded on its financial statements ended December 31, 2007 a contingent liability of $97,954, and as of the three month period ended March 31, 2008 an additional $34,584 was recorded on its financial statements for a total of $132,538 related to invoices submitted to the Company by Savvis Communications Inc. for purported web hosting. In the event of a lawsuit over the matter, the Company would defend it vigorously, and if it were determined by the Company to have any merit, then the Company would expect to seek to come to some sort of commercial settlement with the Plaintiff.

Subsequent to the period ended March 31, 2008 Maguire Properties - Griffin Towers LLC filed a notice of unlawful detainer against the Company related to former office space of a company associated with the former president of the Company in the amount of $74,600. The Company has defended the action but would expect to seek to come to some sort of commercial settlement with the Plaintiff if it were determined by the Company to be in its economic interest.

No other legal matters were brought to the attention of the Company during the three month period ended March 31, 2008 other than has been disclosed here or in previous filings. However, management continues to deal with certain issues arising from activities in prior years and is seeking to resolve these matters. These issues, for the most part, have to do with amounts sought by past creditors and management believes that amicable settlements are likely in most, if not all, cases. The result of the resolution of such matters is not believed to present a material threat to the future operations of the Company.


Item 1A. Risk Factors.  Not applicable to small reporting companies.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None.


Item 3. Defaults Upon Senior Securities.
          None.


Item 4. Submission of Matters to a Vote of Security Holders.
          None.


Item 5. Other Information. None.

Item 6. Exhibits

       Exhibit 31 - Certifications pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
       Exhibit 32 - Certifications pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 20, 2008

/s/ Philip Graves
-------------------------------------
Philip Graves, CEO/Director