Form 10-Q
period 2008-06-30
Rocketinfo Inc.
filed 2008-08-19
CIK 1085203

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2008

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

ROCKETINFO, INC.
FORM 10-Q
For the quarterly period ended June 30, 2008
INDEX

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

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

ROCKETINFO, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                               June 30,    December 31,
                                                 2008            2007
                                               --------     -----------
                                              (Unaudited)   (Audited)
ASSETS
------
Current assets:
  Cash                                          $   4,568    $   2,670
  Accounts receivable, net                         40,096       32,375
  Prepaid expenses                                 39,269       24,683
                                               ----------   ----------
      Total current assets                         83,933       59,728
Equipment, net                                     53,224       64,149
Security deposit                                   11,898       11,898
Goodwill                                          975,003      975,003
                                               ----------   ----------
   Total assets                                $1,124,058   $1,110,778
                                               ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------
Current liabilities:
  Accounts payable                                971,740      893,190
  Contingent liabilities                          132,538       97,954
  Loan payable                                     28,944       51,000
                                               ----------   ----------
   Total current liabilities                    1,133,222    1,042,144
                                               ----------   ----------
Long term liabilities:
  12% convertible notes                           251,658      280,155
                                               ----------   ----------
   Total long term liabilities                    251,658      280,155
                                               ----------   ----------
   Total liabilities                            1,384,880    1,322,299
                                               ----------   ----------
Stockholders' equity:
  Preferred stock, $.001 par value,
    5,000,000 shares authorized, none issued  $         -   $        -
  Common stock, $.001 par value, 95,000,000
    shares authorized, 67.265.703 shares and
    55,011,660 issued and outstanding
    respectively                                   67,266       55,012
  Additional paid-in capital                   11,515,065   11,084,863
  Contributed capital                           1,058,625    1,058,625
  Common stock subscriptions                            -            -
  Deficit accumulated during the development
    stage                                     (12,901,778) (12,410,021)
                                               ----------   ----------

    Total stockholders' equity                   (260,822)    (211,521)
                                              -----------   ----------
    Total liabilities and stockholders'
      equity                                  $ 1,124,058   $1,110,778
                                              ===========   ==========

The accompanying notes are an integral part of these financial statements

ROCKETINFO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                     Three-month period ended  Six-month period ended
                                           June 30,             June 30,
                                    -------------------------  ----------------------
                                         2008         2007       2008         2007
                                        -----         ----       ----         ----
Revenues: Sales                         45,790      38,736        103,788      81,898
 Miscellaneous income                        -           -              -           -
                                     ---------   ---------      ---------   ---------
                                        45,790      38,736        103,788      81,898
Expenses:
 Depreciation                            5,463        5,449        10,925      10,765
 General and administrative            185,345      595,871       584,620   1,013,256
                                     ---------   ---------      ---------   ---------
                                       190,808      601,320       595,545   1,024,021

 Loss before other item:              (145,018)    (562,584)     (491,757)   (942,123)
                                     ---------   ---------      ---------   ---------
Other item:
 Gain on debt settlement                     -           -              -           -
                                     ---------   ---------      ---------   ---------
 Net loss:                            (145,018)   (562,584)      (491,757)   (942,123)
                                     =========   ==========     =========   =========
 Basic net loss per share                (0.02)      (0.01)         (0.01)      (0.02)
                                     =========   ==========     =========   =========
 Weighted average common
  shares outstanding                65,589,897                 60,300,769
                                    ==========   ==========    ==========  ==========

The accompanying notes are an integral part of these financial statements

ROCKETINFO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               Three Months Ended
                                                    June 30,
                                               2008          2007
                                               ----          ----
Operating activities:
  Net income (loss)                           $(491,757)    $(942,123)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation                                 10,925        10,925
    Stock for Services                                -        62,250
    Stock based compensation                          -             -
    Gain on debt settlement                           -             -
    Changes in operating assets and liabilities:
      Accounts receivable                        (7,721)        4,996
      Prepaid expenses                          (14,586)        1,810
      Security deposit                                -             -
      Accounts payable and accrued liabilities   78,550       114,473
      Contingent liabilities                     34,584             -
      Impairment of asset                             -             -
      Deferred revenues                               -             -
                                             ----------    ----------
        Net cash provided (used) by
          operating activities                 (390,005)     (747,829)

Investing activities:
  Purchase of equipment                          10,925        (3,589)
                                             ----------    ----------
       Net cash provided (used) by
          investing activities                   10,925        (3,589)
Financing activities:
  Loans payable                                 (22,056)      (54,323)
  12% convertible notes                         (28,497)            -
  Proceeds from issuance of common stock, net   430,202       815,073
  Contributed capital                            12,254             -
                                             ----------    ----------
       Net cash provided (used) by
         financing activities                   391,903       760,750
                                             ----------    ----------
       Net increase (decrease) in cash            1,898         9,332
Cash at beginning of period                       2,670         1,617
                                             ----------    ----------
Cash at end of period                        $    4,568    $   10,949
                                             ==========    ==========

Supplemental information
  Taxes                                      $        -    $        -
                                             ==========    ==========
  Interest                                   $        -    $        -
                                             ==========    ==========

The accompanying notes are an integral part of these financial statements

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008

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

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008

(b) Basis of Presentation

The accompanying financial statements are for the year ended December 31, 2007 and the six months ended June 30, 2008 and have been prepared by Rocketinfo, Inc. In the opinion of management, the accompanying audited financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position and results of operations for the period presented. All references to dollar amounts are in US$ unless otherwise identified.

The Company's financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2008, the Company had a stockholders' equity of $(260,822).

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

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008

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

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008

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

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008

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

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008

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

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008

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

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008

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

(k) Depreciation. For the six months ended June 30, 2008 and 2007, depreciation expense amounted to $10,925 and $10,765 respectively.

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008

(l) Accounts Receivable summary is listed below:

                                          06/30/08      06/30/07
                                          --------      --------
Gross Amount                             $ 44,596       $ 34,074
Allowance for Doubtful Accounts         ($  4,500)     ($ 11,987)
                                         -------        -------
Accounts Receivable net                  $ 40,096       $ 22,087

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

Year 2008

During the six months ended June 30, 2008 the Company issued 12,254,043 restricted shares of common stock at $.03 per share pursuant to a private placement for the resolving of debt in the aggregate amount of $292,621, with a closing date of April 15, 2008. Part of this placement is a related party transaction with a named executive officer as to $74,000 representing 2,466,667 restricted shares issued to

Prosper Financial Inc., a company of which Maria C. Maz is President. Part of this placement is a related party transaction with a named executive officer as to $78,500 representing 2,616,667 restricted shares issued to McNabb Holdings Ltd., a company of which Philip Graves is President. Part of this placement as to $35,000 represents 1,166,667 restricted shares which were issued to retire or repay Notes

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008

Payable, being $35,000 of Secured Convertible Notes as described below, as per Note 3 of these financial statements and $75,000 representing 2,500,000 restricted shares were issued as partial conversion as per the terms of the of the Secured Convertible Note dated December 20, 2007 as described below.

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

As of December 31, 2007, 5,035,000 stock options were outstanding with a weighted-average exercise price of $0.20 and weighted-average remaining contractual lives of 4.62 years

Stock Based Compensation

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

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008

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

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008

The former Chief Executive Officer exercised 900,000 of these options on July 20, 2007 and the balance of 700,000 options were cancelled on that date as per the terms of his Stock Option Agreement.

The former Chairman exercised 900,000 of these options on July 16, 2007 and the balance of 700,000 options were cancelled on that date as per the terms of his Stock Option Agreement.

During the six month period ending June 30, 2008, the Company cancelled 2,500,000 share purchase options granted to the President of the Company due to his departure from the board of directors of the Company.

During the six month period ending June 30, 2008, the Company cancelled an aggregate of 360,000 share purchase options granted to consultants of the Company due to the departure of these consultants from the Company.

During the six month period ending June 30, 2008, the Company approved changes, adjustments or amendments to existing stock options and granted new options pursuant to the Company's 1998 Stock Option Plan as of April 9, 2008 with a closing date of April 15, 2008. The aggregate number of 4,404,000 stock options were granted to Directors, Officers and consultants of the Company exercisable at $.08 per share at any time in whole or in part until April 9, 2013. Two of these option grants were to named executive officers of the Company. 1,500,000 of these options were granted to Maria C. Maz, Treasurer and Secretary of the Company, and 1,500,000 of these options were granted to Philip Graves, President of the Company.


NOTE 3.  LOAN PAYABLE

As of June 30, 2008, the loan payable balance comprised of:

  a)  $28,944 total loans on an interest free basis payable on demand.
  b) These loans were provided to the Company by unrelated parties and bear no interest.

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

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008

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

During the six months ended June 30, 2008 the Company issued four Secured Convertible Notes dated January 10, 2008, February 4, 2008 March 12, 2008 and March 26, 2008 for the satisfaction of debt in the amount of $10,000, $10,000, $15,000 and $28,500 respectively. The principal amount of the Notes plus accrued interest is convertible at any time in whole or in part into restricted common shares of the Company at $0.03 per share. The Notes accrue interest at an annual rate of 12% payable quarterly and have a term of one year.

The Notes are secured by a General Security Agreement entered into as of December 20, 2007 granting a continuing security interest in, and a lien upon as security, all property and interests in property of the Company including all accounts, equipment, general intangibles, securities, and any resulting proceeds and products.

During the six months ended June 30, 2008 the Company issued a Convertible Note dated March 26, 2008 for the satisfaction of debt in the amount of $28,500. The principal amount of the Note plus accrued interest is convertible at any time in or whole or in part into restricted common shares of the Company at $0.03 per share.

During the six months ending June 30, 2008 the Company recognized interest of $11,833 on the Secured Convertible Note dated December 20, 2007, interest of $2,944 and $2,364 respectively on the Convertible Notes dated December 20, 2007 and interest of $862 on the Convertible Note dated March 26, 2008.

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

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008

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

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008

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

(m) During the six months ended June 30, 2008, the Company incurred $106,000 in consulting fees, $4,856 in expenses and $46,000 for a hiring bonus with a director of the company through a company controlled by the director and $39,000 in consulting fees, and $44,000 for a hiring bonus with the President of the Company through a company controlled by the President

(n) During the six months ended June 30, 2008, the Company paid $20,580 in consulting fees and expenses to a director through a company controlled by the director.

(o) As of June 30, 2008, the accounts payable included $19,500 in fees incurred on behalf of the Company due the President of the Company through a company controlled by the President and $59,197 in fees and expenses incurred on behalf of the Company due to a Director of the Company through a company controlled by the director. These amounts remain outstanding as of June 30, 2008.


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

ROCKETINFO, INC. AND SUBSIDIARY
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008

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

During the year ended December 31, 2007, the Company determined that this intangible asset had failed to produce significant returns on its investment. Management is more fully aware of this intangible asset's income producing capabilities, and has determined a fair and reasonable net of impairment value of this asset to be $975,000.


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

NOTE 7: EQUIPMENT

Equipment is stated at cost and depreciated over its useful life of five years. The equipment is as follows:


                                       06/30/08             2007
                                       --------             ----
Equipment                              $111,344          $111,343

Accumulated Depreciation              (  58,120)        (  47,194)
                                       --------          --------
Equipment, net                         $ 53,224         $  64,149
                                       --------         ---------

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

Business Strategy

Rocketinfo is an Internet news and information aggregation service company. Rocketinfo continues to undergo a transformation under new management where it is focusing on and expanding on its three main initiatives: 1) on the value proposition that current enterprise customers continue to pay a subscription fee; 2) on enhancing its existing products and developing new ones; on monetizing the expected increase in site traffic resulting from the new products. To achieve this growth Rocketinfo has raised a limited amount of working capital and will require additional financing to build its sales, marketing, development and operations teams.

Current Operations

Rocketinfo received revenues in the six month period ending June 30, 2008 of $103,788. For the six months ended June 30, 2007, revenues totaled $81,898.

For the period from its inception through the end of the reporting period, Rocketinfo has received $921,278 in revenues. Operating activities during the year have been related primarily to establishing the management and operating infrastructure, as well as the commencement of new product development and marketing activities related to the Rocketinfo suite of search, competitive intelligence and business intelligence products. Additionally, Rocketinfo has been attempting to negotiate financing with which to continue and expand its business operations. Over the last twelve months, management has taken the steps described above to create a successful business model for the Registrant. Toward the end of 2007, the difficulty of its previous model to result in profitable operations resulted in a change in management and an effort to streamline the business model and operations. Rocketinfo has initiated the restructuring of its debt, and targeted marketing efforts on increasing sales of new or improved products related to the new Rocketinfo business model. Management has also hired additional technical staff to ensure that the Registrant can improve upon and meet the demand for its products, and new sales and marketing personnel to increase sales. Rocketinfo has continued to negotiate financing with which to continue and expand its business operations. If Rocketinfo is not able to secure additional financing, it will not be able to pursue the sales and marketing of its products as aggressively as planned. Management believes that cash flow from operations related to the new business model, which is projected to grow significantly during 2008, will be sufficient to allow Rocketinfo to continue in business in 2008 and beyond.

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

General and Administrative Expenses

General and Administrative expenses totaled $584,620 for the six months ending June 30, 2008, compared to General and Administrative expenses of $1,013,256 for the six months ending June 30, 2007. The decrease in General and Administrative expenses was due to decreased costs in consulting fees, payroll and cost related to operating expenses for the office in Newport Beach in 2007.

Net Loss

The Registrant incurred a net loss of $491,757 for the six months ending June 30, 2008, compared to net loss of $942,123 in the six months ending June 30, 2007. The decrease in the net loss in the amount of $450,364 was due to an increase in revenues, the decreased costs as stated in General and Administrative Expenses and the increased cost of recognizing employee stock options costs.

Liquidity and Capital Resources

As of June 30, 2008 the Registrant's total assets consisted of cash, accounts receivable and prepaid expenses in the amount of $83,933 and equipment, security deposit and goodwill of $1,040,125 for total assets of $1,124,058 compared to cash, accounts receivable and prepaid expenses in the amount of $57,687 and equipment, security deposit and goodwill of $4,061,705 for total assets of $4,119,392 on June 30, 2007. The decrease in assets related to goodwill was due to a write-down in the value of the goodwill in the financial statements for the year ending December 31, 2007. Rocketinfo has total current liabilities in the amount of $1,133,222 and long term liabilities of $251,658 for total liabilities of $1,384,880 as of June 30, 2008, compared to current liabilities of $579,565 as of June 30, 2007.

As of June 30, 2008, Rocketinfo had a working capital deficit of $1,049,289.

Current funds available to Rocketinfo are inadequate for it to be fully competitive in the areas in which it intends to operate. Rocketinfo will need to raise additional funds in order to fully implement its business plan and is currently in the process of raising such funds. ROcketinfo will attempt to raise approximately $3,000,000 in additional funds over the next 6 months through private placements; however, there can be no assurance that Rocketinfo will be successful in raising such additional funds. Regardless of whether Rocketinfo's cash assets prove to be inadequate to meet Rocketinfo's operational needs, Rocketinfo might seek to compensate providers of services by issuance of stock in lieu of cash.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4T.  Controls and Procedures.

During the three months ended June 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Also during the year ending December 31, 2007, Rocketinfo entered into a settlement with the legal firm of Freeman Davis LLP (the "Plaintiff") with regard to a lawsuit by that Party seeking $34,040.86 plus prejudgment interest since September 18, 2000 and attorney's fees of twenty five percent of the total amount owed. The Plaintiff has agreed to settle this matter by the payment of $20,000.00 (the "Settlement Amount") without interest, such payment to be made in four equal installments of $5,000.00 per installment to begin on the first day of the month following execution of the Settlement Agreement until the amount is paid in full. An Officer of Rocketinfo signed the Settlement
Agreement on April 17, 2007.   The Agreement stated that if ROcketinfo
does not perform the obligations assumed in the settlement, the plaintiff may simply enter judgment for the entire amount it claims in the lawsuit and Rocketinfo cannot defend against it. As of December 31, 2007, Rocketinfo has made three payments of $5,000.00. As of December 31, 2007, Rocketinfo was in default of the Settlement Agreement. The balance of $5,000.00 remains outstanding as of June 30, 2008.

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

The Canadian Press has taken legal against Rocketinfo and seeks an injunction to prevent ROcketinfo from 1) producing, reproducing, selling or distributing CP's news items and 2) communicating CP's news items to the public by telecommunication, or 3) otherwise infringing on the Plaintiff's copyright. Rocketinfo is vigorously defending against this action but is also seeking to come to some sort of commercial settlement with the Plaintiff such that both parties in the action can enjoy a mutually beneficial partnership rather than the continuous outlay of legal costs.

During the year ended December 31, 2007, Newport Harbor Offices and Marina, LLC had filed a notice of unlawful detainer in the amount of $12,900 against Rocketinfo related to its former office space.
Rocketinfo has defended the action but would expect to seek to come to some sort of commercial settlement with the Plaintiff.

Rocketinfo had recorded on its financial statements ended December 31, 2007 a contingent liability of $97,954, and as of the six month period ending June 30, 2008 an additional $34,584 was recorded on its financial statements for a total of $132,538 related to invoices submitted to Rocketinfo by Savvis Communications Inc. for purported web hosting. Rocketinfo has received a further invoice from Savvis in the amount of $196,723.33 resulting in total invoices of $329,261.54, all of which are disputed. In the event of a lawsuit over the matter, Rocketinfo would defend it vigorously, and if it were determined by Rocketinfo to have any merit, then Rocketinfo would expect to seek to come to some sort of commercial settlement with the Plaintiff.

During the six months ending June 30, 2008 TFI Resources Inc. received a default judgment against Rocketinfo in the amount of $44,990.40 including the base amount of the judgment, costs, and interest. Management will dispute the judgment if it is determined by Rocketinfo to be in its economic interest, or otherwise will attempt to seek a mutual settlement of the judgment but there can be no assurance that the amount of the payment due to the Plaintiff will be less than all costs, the judgment amount and interest accrued.

During the six months ending June 30, 2008 Maguire Properties - Griffin Towers LLC filed a notice of unlawful detainer against Rocketinfo related to former office space of a company associated with the former president of the Company in the amount of $74,600. Rocketinfo has defended the action but would expect to seek to come to some sort of commercial settlement with the Plaintiff if it were determined by Rocketinfo to be in its economic interest.

No other legal matters were brought to the attention of Rocketinfo during the six month period ended June 30, 2008 other than has been disclosed here or in previous filings. However, management continues to deal with certain issues arising from activities in prior years and is seeking to resolve these matters. These issues, for the most part, have to do with amounts sought by past creditors and management believes that amicable settlements are likely in most, if not all, cases. The result of the resolution of such matters is not believed to present a material threat to the future operations of Rocketinfo.

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

Dated:  August 19, 2008

/s/ Philip Graves
-------------------------------------
Philip Graves, CEO/Director