Form 10-Q
period 2008-09-30
Rocketinfo Inc.
filed 2008-11-19
CIK 1085203

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, October 31, 2008:

  Common Stock  -  68,765,703

ROCKETINFO, INC.
FORM 10-Q
For the quarterly period ended September 30, 2008
INDEX

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

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

ROCKETINFO, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                            September 30,  December 31,
                                                2008            2007
                                             --------     -----------
                                            (Unaudited)   (Audited)
ASSETS
------
Current assets:
  Cash                                        $   2,848    $   2,670
  Accounts receivable, net                       26,936       32,375
  Prepaid expenses                               41,251       24,683
                                             ----------   ----------
      Total current assets                       71,035       59,728
Equipment, net                                   47,761       64,149
Security deposit                                 11,898       11,898
Goodwill                                        975,003      975,003
                                             ----------   ----------
   Total assets                              $1,105,697   $1,110,778
                                             ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------
Current liabilities:
  Accounts payable                            1,030,798      893,190
  Contingent liabilities                        132,538       97,954
  Loan payable                                   38,944       51,000
                                             ----------   ----------
   Total current liabilities                  1,202,280    1,042,144
                                             ----------   ----------
Long term liabilities:
  12% convertible notes                         213,477      280,155
                                             ----------   ----------
   Total long term liabilities                  213,477      280,155
                                             ----------   ----------
   Total liabilities                          1,415,757    1,322,299
                                             ----------   ----------
Stockholders' equity:
  Preferred stock, $.001 par value,
    5,000,000 shares authorized, none issued $        -   $        -
  Common stock, $.001 par value, 95,000,000
    shares authorized, 68,765,703 shares and
    55,011,660 issued and outstanding
    respectively                                 68,766       55,012
  Additional paid-in capital                 11,558,565   11,084,863
  Contributed capital                         1,058,625    1,058,625
  Common stock subscriptions                          -            -
  Retained earnings (deficit)               (12,996,016) (12,410,021)
                                             ----------   ----------

    Total stockholders' equity                 (310,060)    (211,521)
                                            -----------   ----------
    Total liabilities and stockholders'
      equity                                $ 1,105,697   $1,110,778
                                            ===========   ==========

The accompanying notes are an integral part of these financial statements

ROCKETINFO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                     Three-month period ended  Nine-month period ended
                                         September 30,             September 30,
                                    -------------------------  ----------------------
                                         2008         2007       2008         2007
                                        -----         ----       ----         ----
Revenues: Sales                         38,800      45,504        142,588     127,403
 Miscellaneous income                        -           -              -           -
                                     ---------   ---------      ---------   ---------
                                        38,800      45,504        142,588     127,403
Expenses:
 Depreciation                            5,463        5,463        16,388      16,227
 General and administrative            127,576      449,447       712,195   1,462,702
                                     ---------   ---------      ---------   ---------
                                       133,039      454,910       728,583   1,478,929

 Loss before other item:               (94,239)    (409,406)     (585,995) (1,351,526)
                                     ---------   ---------      ---------   ---------
Other item:
 Gain on debt settlement                     -       2,000              -       2,000
                                     ---------   ---------      ---------   ---------
 Net loss:                             (94,239)   (407,406)      (585,995) (1,349,526)
                                     =========   ==========     =========   =========
 Basic net loss per share               (0.001)      (0.01)         (0.01)      (0.03)
                                     =========   ==========     =========   =========
 Weighted average common
  shares outstanding                68,765,703   52,498,617    63,122,414  48,972,351
                                    ==========   ==========    ==========  ==========

The accompanying notes are an integral part of these financial statements

ROCKETINFO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               Nine Months Ended
                                                 September 30,
                                               2008          2007
                                               ----          ----
Operating activities:
  Net income (loss)                           $(585,995)  $(1,349,526)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation                                 16,388        16,227
    Stock for Services                                -             -
    Stock based compensation                          -             -
    Gain on debt settlement                           -             -
    Changes in operating assets and liabilities:
      Accounts receivable                         5,439         1,034
      Prepaid expenses                          (16,568)      (10,191)
      Accounts payable and accrued liabilities  137,608       229,459
      Contingent liabilities                     34,584             -
                                             ----------    ----------
        Net cash provided (used) by
          operating activities                 (408,544)   (1,112,997)

Cash flows from investing activities:
  Acquisition of property, plant and equipment   16,388        (3,859)
                                             ----------    ----------
       Net cash provided (used) in
          investing activities                   16,388        (3,859)

Cash flows from financing activities:
  Loans payable                                 (12,056)      244,008
  12% convertible notes                         (66,678)            -
  Payments to related parties                         -             -
  Proceeds from issuance of common stock, net   473,702       877,323
  Common stock subscriptions                          -             -
  Contributed capital                            13,754             -
                                             ----------    ----------
       Net cash provided (used) by
         financing activities                   408,722     1,121,331
                                             ----------    ----------
       Net increase (decrease) in cash              178         4,475
Cash at beginning of period                       2,670         1,617
                                             ----------    ----------
Cash at end of period                        $    2,848    $    6,092
                                             ==========    ==========

Supplemental information
  Taxes                                      $        -    $        -
                                             ==========    ==========
  Interest                                   $        -    $        -
                                             ==========    ==========

The accompanying notes are an integral part of these financial statements

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES

(a) Corporate Organization

Rocketinfo Inc., a Delaware corporation (the "Company") was formed on October 2, 1998 to focus on the development of digital microwave products, including an ultra-high bandwidth digital microwave radio.

On October 9, 2002, a change in control of Rocketinfo Inc. occurred as the selling shareholders sold 8,000,000 previously held shares of Rocketinfo Inc.'s outstanding common stock for cash of $8,000, which constituted a majority ownership of Rocketinfo Inc. The new shareholders became involved because of their expertise in the oil and gas business and ability to seek funding to acquire oil and gas properties.

Rocketinfo Inc. gave additional consideration for the purchase as each selling shareholder received a two-year option for 100,000 shares of common stock. These options were exercisable only in the second year at $3.00 per share (see Note5).

The sale of shares by the selling shareholders was initiated as a result of an exhaustive review by Rocketinfo Inc.'s Board of Directors and subsequent decision to focus its resources and management efforts on pursuing opportunities in the oil and gas industry. In keeping with this strategy, the Board of Directors authorized a change in Rocketinfo Inc.'s name from Zeppelin Software, Inc. to Zeppelin Energy Inc.

Rocketinfo Inc. intended to attempt to acquire oil and gas properties, primarily "proved producing and proved undeveloped reserves" in the United States, Canada, and other foreign oil producing countries, especially South America. Domestically, Rocketinfo Inc. was to also explore low-risk development drilling and work-over opportunities with experienced operators.

Rocketinfo Inc. also hoped to build long-term relationships with strategic partners and institutional investors and capture a significant position in the oil and gas industry in hopes of offering meaningful returns to its shareholders.

Rocketinfo Inc.'s attempt to finance oil and gas operations through a combination of privately placed debt and/or equity proved to be unsuccessful so on October 1, 2004 (Please see Note 5 below) Rocketinfo Inc. moved into another field of enterprise through the acquisition of Rocket Technologies Inc., a Canadian corporation, that developed data mining and search engine software and applications. The financial statements include the accounts of Rocketinfo Inc. and its wholly owned subsidiary, Rocket Technologies Inc on a consolidated basis and all inter-company accounts have been eliminated.

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES (Continued)

(b) Basis of Presentation

The accompanying financial statements are for the year ended December 31, 2007 and the nine months ending September 30, 2008 and have been prepared by Rocketinfo, Inc. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position and results of operations for the period presented. All references to dollar amounts are in US$ unless otherwise identified.

Rocketinfo Inc.'s financial statements have been prepared assuming Rocketinfo Inc. will continue as a going concern. At September 30, 2008, Rocketinfo Inc. had a stockholders' equity of ($310,060).

In view of these conditions, Rocketinfo Inc.'s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event Rocketinfo Inc. cannot continue as a going concern.

(c) Basic Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period.

(d) Income Taxes

Rocketinfo Inc. follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. Deferred tax assets resulting principally from operating losses

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

(h) Nonqualified Stock Option Plan

Rocketinfo Inc. accounts for stock options in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS123"). Under SFAS 123, the recognition of compensation expense is measured at the grant date based on the fair value of options. Such cost is recognized over the service period. Rocketinfo, Inc. has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123").

(i) Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on Rocketinfo Inc.'s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on Rocketinfo Inc.'s financial position, statements of operations, or cash flows at this time.

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES (Continued)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Rocketinfo Inc. has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether Rocketinfo Inc. has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Rocketinfo Inc. currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on Rocketinfo Inc.'s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.
51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES (Continued)

result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). Rocketinfo Inc. will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on Rocketinfo Inc.'s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Rocketinfo Inc. will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on Rocketinfo Inc.'s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES (Continued)

year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. Rocketinfo Inc. will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Rocketinfo Inc. will adopt this statement March 1, 2008, and it is not believed that this will have an impact on Rocketinfo Inc.'s consolidated financial position, results of operations or cash flows.

(j) Reclassifications. Certain prior year balances have been reclassified to conform with the current year financial statement presentation. Those reclassifications had no impact on previously reported results of operations or stockholders' deficit.

(k) Depreciation. For the nine months ended September 30, 2008 and 2007, depreciation expense amounted to $16,388 and $16,227 respectively.

(l) Accounts Receivable summary is listed below:

                                   09/30/08          09/30/07
                                   --------          --------
Gross Amount                       $ 31,436          $ 38,036
Allowance for Doubtful Accounts   ($  4,500)        ($ 11,987)
                                  ---------          --------
Accounts Receivable net            $ 26,936          $ 26,049
                                   ========          ========

(m) Amounts for the services are billed at the end of each month recognized on a monthly basis corresponding with the reporting period.

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 2.  STOCKHOLDERS' EQUITY

Year 2006
During the year ended December 31, 2006, Rocketinfo Inc. issued 3,300,000 restricted shares of common stock valued at $547,800 pursuant to the purchase price guarantee clause of the private placement agreement of 2004. During the year Rocketinfo Inc. issued 620,000 restricted shares of common stock valued at $99,600 for services, 2,004,302 restricted shares at $0.15 per share and 2,771,500 restricted shares at $0.20 per share pursuant to private placements.

Year 2007
During the year ended December 31, 2007, Rocketinfo Inc. issued 6,433,817 restricted shares of common stock at $0.15 per share pursuant to a private placement for cash proceeds in the amount of $689,441, the conversion of three promissory notes in the aggregate amount of $142,766, and the resolving of debt in the amount of $130,672. Rocketinfo Inc. also issued 675,000 restricted shares of common stock valued at $89,250 for services and 1,800,000 restricted shares valued at $90,000 under the terms of management contracts held by two former officers of Rocketinfo Inc. No cash compensation was received by Rocketinfo Inc. on the issuance of these restricted shares to the former officers.

Year 2008
During the nine months ended September 30, 2008 Rocketinfo Inc. issued 12,254,043 restricted shares of common stock at $.03 per share pursuant to a private placement for the resolving of debt in the aggregate amount of $292,621, with a closing date of April 15, 2008. Part of this placement is a related party transaction with a named executive officer as to $74,000 representing 2,466,667 restricted shares issued to Prosper Financial Inc., a company of which Maria C. Maz is President. Part of this placement is a related party transaction with a named executive officer as to $78,500 representing 2,616,667 restricted shares issued to McNabb Holdings Ltd., a company of which Philip Graves is President. Part of this placement as to $35,000 represents 1,166,667 restricted shares which were issued to retire or repay Notes Payable, being $35,000 of Secured Convertible Notes as described below, as per Note 3 of these financial statements and $75,000 representing 2,500,000 restricted shares and $45,000 representing 1,500,000 were issued as partial conversion as per the terms of the of the Secured Convertible Note dated December 20, 2007 as described below.

Stock Option Plan

Rocketinfo Inc. has a nonqualified stock option plan (the "Plan") pursuant to which up to 11,100,000 shares of its common stock can be set aside to provide certain executives, directors, and other employees or consultants the option to purchase shares of Rocketinfo

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 2.  STOCKHOLDERS' EQUITY

Stock Option Plan (Continued)

Inc.'s common stock. This was amended to increase the maximum number of options issuable thereunder from 8,500,000 to 11,100,000 on August 28, 2006. The stock options typically vest as to one-third of the Optionee's holdings on the first anniversary of the agreement and one-third of the Optionee's holdings on each anniversary thereafter. As provided by the Plan, the Board of Directors may waive the vesting provision in whole or in part at any time based on such factors as the Board of Directors determines at its sole discretion.

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

On June 22, 2006, Rocketinfo Inc. granted incentive stock options to directors, officers and consultants to acquire up to 8,475,000 common shares at $0.20 per share for a period of five years. The fair value of the these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; risk free interest rate of 5.18%, expected volatility of 194%, an expected option life of 5 years and no expected dividends. The weighted average grant date fair value of options granted during the period was $0.20 per share. Rocketinfo Inc. recognized stock-based compensation of $893,750 during the year ended December 31, 2006.

During the year ended December 31, 2006, Rocketinfo Inc. cancelled 1,450,000 share purchase options granted to a director of Rocketinfo Inc. in the second quarter due to departure of this director from the board of directors of Rocketinfo Inc.

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 2.  STOCKHOLDERS' EQUITY

Stock Based Compensation (Continued)

During the year ended December 31, 2006, Rocketinfo Inc. had granted 1,600,000 share purchase warrants to its former Chief Executive Officer, allowing him to acquire 1,600,000 common shares at a price of $0.10 per share for a period of two years from the signing of his original consulting agreement with Rocketinfo Inc. During the year ended December 31, 2007, the former Chief Executive Officer exercised 900,000 of these warrants on July 16, 2007, and the balance of 700,000 options were cancelled on that date as per the terms of his agreement.

During the year ended December 31, 2006, Rocketinfo Inc. had granted 1,600,000 share purchase warrants to its former Chairman, allowing him to acquire 1,600,000 common shares at a price of $0.10 per share for a period of two years from the signing of his original consulting agreement with Rocketinfo Inc. During the year ended December 31, 2007, the former Chairman exercised 900,000 of these warrants on July 16, 2007, and the balance of 700,000 options were cancelled on that date as per the terms of his agreement.

On July 30, 2007, Rocketinfo Inc. granted additional incentive stock options to directors, officers and consultants to acquire up to 1,310,000 common shares at $0.20 per share for a period of five years. The fair value of the these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; risk free interest rate of 5.15%, expected volatility of 50%, an expected option life of 5 years and no expected dividends. The weighted average grant date fair value of options granted during the period was $0.20 per share. Rocketinfo Inc. recognized stock-based compensation of $40,757 during the year ended December 31, 2007.

During the year ended December 31, 2007, Rocketinfo Inc. cancelled an aggregate of 650,000 share purchase options granted to two directors of Rocketinfo Inc. due to the departure of these directors from the board of directors of Rocketinfo Inc.

During the year ended December 31, 2007, Rocketinfo Inc. cancelled an aggregate of 1,100,000 share purchase options granted to consultants of Rocketinfo Inc. due to the departure of these consultants from Rocketinfo Inc.

The former Chief Executive Officer exercised 900,000 of these options on July 20, 2007 and the balance of 700,000 options were cancelled on that date as per the terms of his Stock Option Agreement.

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 2.  STOCKHOLDERS' EQUITY Continued)

The former Chairman exercised 900,000 of these options on July 16, 2007 and the balance of 700,000 options were cancelled on that date as per the terms of his Stock Option Agreement.

During the nine month period ending September 30, 2008, Rocketinfo Inc. cancelled 2,500,000 share purchase options granted to the President of Rocketinfo Inc. due to his departure from the board of directors of Rocketinfo Inc.

During the nine month period ending September 30, 2008, Rocketinfo Inc. cancelled an aggregate of 360,000 share purchase options granted to consultants of Rocketinfo Inc. due to the departure of these consultants from Rocketinfo Inc.

During the nine month period ending September 30, 2008, Rocketinfo Inc. approved changes, adjustments or amendments to existing stock options and granted new options pursuant to Rocketinfo Inc.'s 1998 Stock Option Plan as of April 9, 2008 with a closing date of April 15, 2008. The aggregate number of 4,404,000 stock options were granted to Directors, Officers and consultants of Rocketinfo Inc. exercisable at $.08 per share at any time in whole or in part until April 9, 2013.

Two of these option grants were to named executive officers of Rocketinfo Inc. 1,500,000 of these options were granted to Maria C. Maz, Treasurer and Secretary of Rocketinfo Inc., and 1,500,000 of these options were granted to Philip Graves, President of Rocketinfo Inc.

NOTE 3.  LOAN PAYABLE

As of September 30, 2008, the loan payable balance comprised of:

a)  $38,944 total loans on an interest free basis payable on demand.
b) These loans were provided to Rocketinfo Inc. by unrelated parties and bear no interest.

On December 20, 2007 Rocketinfo Inc. issued a Secured Convertible Note dated December 20, 2007 for the satisfaction of debt in the amount of $191,455. The principal amount of the Note plus accrued interest is convertible at any time in whole or in part into restricted common shares of Rocketinfo Inc. at $0.03 per share. The Note accrues interest at an annual rate of 12% payable quarterly and has a term of one year.

The Note is secured by a General Security Agreement entered into as of December 20, 2007 granting a continuing security interest in, and a lien upon as security, all property and interests in property of Rocketinfo Inc. including all accounts, equipment, general

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 3.  LOAN PAYABLE (Continued)

intangibles, securities, and any resulting proceeds and products.
Rocketinfo Inc. recognized interest of $63,818 on the beneficial conversion feature of the Secured Convertible Note during the year ended December 31, 2007.

On December 31, 2007 Rocketinfo Inc. issued a Convertible Notes dated December 20, 2007 for the satisfaction of debt in the amount of $49,200 and $39,500. The principal amount of the Note plus accrued interest is convertible at any time in or whole or in part into restricted common shares of Rocketinfo Inc. at $0.03 per share. The Notes accrue interest at an annual rate of 12% payable quarterly and have a term of one year. Rocketinfo Inc. recognized interest of $25,957 on the beneficial conversion feature of the Convertible Notes during the year ended December 31, 2007.

During the nine months ended September 30, 2008 Rocketinfo Inc. issued four Secured Convertible Notes dated January 10, 2008, February 4, 2008 March 12, 2008 and March 26, 2008 for the satisfaction of debt in the amount of $10,000, $10,000, $15,000 and $28,500 respectively. The principal amount of the Notes plus accrued interest is convertible at any time in whole or in part into restricted common shares of Rocketinfo Inc. at $0.03 per share. The Notes accrue interest at an annual rate of 12% payable quarterly and have a term of one year.

The Notes are secured by a General Security Agreement entered into as of December 20, 2007 granting a continuing security interest in, and a lien upon as security, all property and interests in property of Rocketinfo Inc. including all accounts, equipment, general intangibles, securities, and any resulting proceeds and products.

During the nine months ended September 30, 2008, Rocketinfo Inc. issued a Convertible Note dated March 26, 2008 for the satisfaction of debt in the amount of $28,500. The principal amount of the Note plus accrued interest is convertible at any time in or whole or in part into restricted common shares of Rocketinfo Inc. at $0.03 per share.

During the nine months ending September 30, 2008, Rocketinfo Inc. recognized interest of $15,126 on the Secured Convertible Note dated December 20, 2007, interest of $4,432 and $3,558 respectively on the Convertible Notes dated December 20, 2007 and interest of $1,705 on the Convertible Note dated March 26, 2008.

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008


NOTE 4. RELATED PARTY TRANSACTIONS

a) During the year ended December 31, 2005, Rocketinfo Inc. issued 1,500,000 restricted shares of Rocketinfo Inc.'s common stock at $0.15 per share to a former director and officer. Subsequent to December 31, 2005, further 500,000 restricted shares were issued to the former director and officer of Rocketinfo Inc. Both blocks of stock were delivered subsequent to the year end upon conclusion of the renegotiation of his contract.

At December 31, 2005, accounts payable includes $20,911 due to the former director for expenses incurred on behalf of Rocketinfo Inc. This amount remains outstanding as at September 30, 2007.

b) During the year ended December 31, 2005, Rocketinfo Inc. issued 250,000 restricted shares Rocketinfo Inc.'s common stock at $1.00 per share to a director of Rocketinfo Inc.

c) During the year ended December 31, 2005, Rocketinfo Inc. paid
$54,141 in salaries to a former officer of Rocketinfo Inc.

d) During the year ended December 31, 2006, Rocketinfo Inc. issued 500,000 restricted shares of Rocketinfo Inc.'s common stock at $0.15 per share to a director of Rocketinfo Inc. for services and paid
$76,189 for consulting to the same director.

e) During the year ended December 31, 2006, Rocketinfo Inc. paid
$30,500 for consulting services to a company controlled by a director of Rocketinfo Inc.

f) During the year ended December 31, 2006, Rocketinfo Inc. paid
$76,500 for consulting services to the former President of Rocketinfo
Inc.

g) During the year ended December 31, 2006, Rocketinfo Inc. granted incentive stock options to directors and officers of Rocketinfo Inc. to acquire up to 11,075,000 common shares at $0.20 per share for a period of five years.

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 4. RELATED PARTY TRANSACTIONS (Continued)

h) During the year ended December 31, 2006, Rocketinfo Inc. issued 635,119 restricted shares Rocketinfo Inc.'s common stock at $0.15 per share to a director of Rocketinfo Inc.

i) During the year ended December 31, 2007, Rocketinfo Inc. incurred $234,194 in consulting fees with the President of Rocketinfo Inc., $80,500 in consulting fees with a director of Rocketinfo Inc. and a company controlled by the same director, $60,000 in consulting fees with a director of Rocketinfo Inc. through a company controlled by the director and $15,000.00 in consulting fees with a director of Rocketinfo Inc. through a company controlled by the director.

j) During the year ended December 31, 2007, Rocketinfo Inc. issued 66,667 restricted shares of Rocketinfo Inc.'s common stock at $0.15 per share to a director of Rocketinfo Inc. for services and paid $31,000 for consulting services to the same director. Rocketinfo Inc. also issued 297,164 restricted shares of Rocketinfo Inc.'s common stock at $0.15 per share to a company controlled by the same director.

k) During the year ended December 31, 2007, Rocketinfo Inc. paid
$119,250 for consulting services to a company controlled by the President of Rocketinfo Inc. and $85,000 for consulting services to the Chief Executive Officer of Rocketinfo Inc.

l) During the year ended December 31, 2007, the accounts payable included $138,666 in fees and expenses incurred on behalf of Rocketinfo Inc. due to the President of Rocketinfo Inc., $41,471 in fees and expenses incurred on behalf of Rocketinfo Inc. due to a director of Rocketinfo Inc. through a company controlled by the director, $15,000 in fees incurred on behalf of Rocketinfo Inc. due to a director of Rocketinfo Inc. through a company controlled by the director and $13,160 in fees due to a former director of Rocketinfo Inc. through a company controlled by the director. These amounts remained outstanding as at December 31, 2007.

(m) During the nine months ended September 30, 2008, Rocketinfo Inc. incurred $90,000 in consulting fees, $6,739 in expenses and $46,000 for a hiring bonus with a director of Rocketinfo Inc. through a company controlled by the director and $58,500 in consulting fees, $2,914 in expenses and $44,000 for a hiring bonus with the President of Rocketinfo Inc. through a company controlled by the President

(n) During the nine months ended September 30, 2008, Rocketinfo Inc. paid $20,580 in consulting fees and expenses to a director through a company controlled by the director and $1,804.88 in expenses to the President.

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 4. RELATED PARTY TRANSACTIONS (Continued)

 o) As of September 30, 2008, the accounts payable included $40,824 in fees and expenses incurred on behalf of Rocketinfo Inc. due the President of Rocketinfo Inc. through a company controlled by the President and $91,080 in fees and expenses incurred on behalf of Rocketinfo Inc. due to a Director of Rocketinfo Inc. through a company controlled by the director. These amounts remain outstanding as of September 30, 2008.

NOTE 5.  PURCHASE OF SUBSIDIARY

Pursuant to a series of share acquisition agreements dated August 3, 2004 and effective October 1st, 2004, Rocketinfo Inc. acquired all of the outstanding shares of Rocket Technologies Inc. ("Rocket Technologies") in exchange for Eight Million (8,000,000) shares of Rocketinfo Inc.'s common stock, and cash payments in the amount of Four Hundred Thousand Dollars ($400,000) to the shareholders of Rocket Technologies. As a result of the acquisition, Rocketinfo Inc. carries goodwill as an asset on its balance sheet as at September 30, 2007 in the amount of $3,975,000. Rocketinfo Inc. assesses the recoverability of the fair value of the goodwill at least annually. If it is determined that an impairment exists Rocketinfo Inc. will record the amount of the decrease in the value.

In determining the factors relevant to the value of Goodwill and other assets, Rocketinfo Inc. assesses the present value of estimated future cash flows. The terms of the purchase were $400,000 cash and 8,000,000 shares of restricted common stock. The stock was valued at the current market prices discounted for restriction and control ($1.488 less 1.030 =.45 per share value) for a total stock value of $3,600,000.

The total purchase price was   $4,000,000. Below is a condensed balance
sheet of Rocket Technologies, Inc. at the time of purchase, October 1, 2004.

       Cash                                     $    1,510
       Other Current Assets                     $    1,265
       Fixed Assets                             $   31,422
       Goodwill                                 $3,975,003
       Current Liabilities                         $9,200)

During the year ended December 31, 2006, Rocketinfo Inc. paid the balance of $50,000 due on acquisition of the subsidiary.

During the year ended December 31, 2007, Rocketinfo Inc. determined that this intangible asset had failed to produce significant returns on its investment. Management is more fully aware of this intangible asset's income producing capabilities, and has determined a fair and reasonable net of impairment value of this asset to be $975,000.

ROCKETINFO INC. AND SUBSIDIARY

NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6: GOING CONCERN

Rocketinfo Inc.'s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Rocketinfo Inc. has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of Rocketinfo Inc. to continue as a going concern is dependent on Rocketinfo Inc. obtaining adequate capital to fund operating losses until it becomes profitable. If Rocketinfo Inc. is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, Rocketinfo Inc. will need, among other things, additional capital resources. Management's plans to obtain such resources for Rocketinfo Inc. include (1) obtaining capital from management and significant existing shareholders or prospective shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that Rocketinfo Inc. will be successful in accomplishing any of its plans.

The ability of Rocketinfo Inc. to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if Rocketinfo Inc. is unable to continue as a going concern.

NOTE 7: EQUIPMENT

Equipment is stated at cost and depreciated over its useful life of five years. The equipment is as follows:


                                           09/30/08         2007
                                           --------         ----
           Equipment                      $111,344        $111,343

Accumulated Depreciation                 (  63,583)       ( 47,194)
                                         ---------        --------
Equipment, net                            $ 47,761        $  64,149
                                          --------        ---------

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

Business Strategy

Rocketinfo is an Internet news and information aggregation service company. Rocketinfo continues to undergo a transformation under new management where it is focusing on and expanding on its three main initiatives: 1) on the value proposition that current enterprise customers continue to pay a subscription fee; 2) on enhancing its existing products and developing new ones; on monetizing the expected increase in site traffic resulting from the new products. To achieve this growth, Rocketinfo has raised a limited amount of working capital and will require additional financing to build its sales, marketing, development and operations teams.

Current Operations

Rocketinfo received revenues in the nine month period ending September 30, 2008 of $142,588.For the nine months ended September 30, 2007, revenues totaled $127,403.

For the period from its inception through the end of the reporting period, Rocketinfo has received $960,078 in revenues. Operating activities during the year have been related primarily to establishing the management and operating infrastructure, as well as the commencement of new product development and marketing activities related to the Rocketinfo suite of search, competitive intelligence and business intelligence products. Rocketinfo's news search and analysis products are the result of development work done in house and license agreements for the use of related and other technology and software.

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

General and Administrative Expenses

General and Administrative expenses totaled $712,195 for the nine months ending September 30, 2008, compared to General and Administrative expenses of $1,462,702 for the nine months ending September 30, 2007. The decrease in General and Administrative expenses was due to decreased costs in consulting fees, payroll and cost related to operating expenses for the office in Newport Beach in 2007.

Net Loss

Rocketinfo incurred a net loss of $585,995 for the nine months ending September 30, 2008, compared to net loss of $1,349,526 in the nine months ending September 30, 2007. The decrease in the net loss in the amount of $763,531 was due to an increase in revenues, the decreased costs as stated in General and Administrative Expenses and the increased cost of recognizing employee stock options costs.

Liquidity and Capital Resources

As of September 30, 2008, Rocketinfo's total assets consisted of cash, accounts receivable and prepaid expenses in the amount of $71,035 and equipment, security deposit and goodwill of $1,034,662 for total assets of $1,105,697 compared to cash, accounts receivable and prepaid expenses in the amount of $56,806 and equipment, security deposit and goodwill of $4,056,512 for total assets of $4,113,318 on September 30, 2007. The decrease in assets related to goodwill was due to a write-down in the value of the goodwill in the financial statements for the year ending December 31, 2007. Rocketinfo has total current liabilities in the amount of $1,202,280 and long term liabilities of $213,477 for total liabilities of $1,415,757as of September 30, 2008, compared to current liabilities of $992,882 as of September 30, 2007.

As of September 30, 2008 Rocketinfo had a working capital deficit of $1,131,245.

Current funds available to Rocketinfo are inadequate for it to be fully competitive in the areas in which it intends to operate. Rocketinfo will need to raise additional funds in order to fully implement its business plan and is currently in the process of raising such funds. Rocketinfo will attempt to raise additional funds through private placements; however, there can be no assurance that Rocketinfo will be successful in raising such additional funds. Regardless of whether Rocketinfo's cash assets prove to be inadequate to meet Rocketinfo's operational needs, Rocketinfo might seek to compensate providers of services by issuance of stock in lieu of cash.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4T. Controls and Procedures

During the nine months ending September 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the year ending December 31, 2007. Moskowitz Altman & Hughes LLP received a default judgment against Rocketinfo in the amount of $92,576.80 including the base amount of the judgment, costs, and interest. Management will attempt to seek a mutual settlement of the judgment but there can be no assurance that the amount of the payment due to the Plaintiff will be less than all costs, the judgment amount and interest accrued.

Also during the year ending December 31, 2007, Rocketinfo entered into a settlement with the legal firm of Freeman Davis LLP (the "Plaintiff") with regard to a lawsuit by that Party seeking $34,040.86 plus prejudgment interest since September 18, 2000 and attorney's fees of twenty five percent of the total amount owed. The Plaintiff agreed to settle this matter by the payment of $20,000.00 (the "Settlement Amount") without interest, such payment to be made in four equal installments of $5,000.00 per installment to begin on the first day of the month following execution of the Settlement Agreement until the amount is paid in full. An Officer of Rocketinfo signed the Settlement Agreement on April 17, 2007. The Agreement stated that if Rocketinfo does not perform the obligations assumed in the settlement, the plaintiff may simply enter judgment for the entire amount it claims in the lawsuit and Rocketinfo cannot defend against it. As of December 31, 2007 Rocketinfo had made three payments of $5,000.00. As of December 31, 2007 Rocketinfo was in default of the Settlement Agreement. The balance of $5,000.00 remains outstanding as of September 30, 2008.

During the year ended December 31, 2007, Murray Owen, a former officer and director of Rocketinfo, received a default judgment against Rocketinfo in the amount of $50,501.42 including the base amount of the judgment, costs, and interest. Subsequently Murray Owen has been granted an order in the jurisdiction of Nevada allowing for the transfer of certain domain names registered to Rocketinfo. Management will attempt to seek a mutual settlement of the judgment but there can be no assurance that the amount of the payment due to the Plaintiff will be less than all costs, the judgment amount and interest accrued. During the year ended December 31, 2005, Rocketinfo commenced an action against Murray Owen. The lawsuit has become dormant and Rocketinfo has yet to determine whether to revive or re-file the action.

The Canadian Press ("CP") has taken legal action against Rocketinfo and seeks an injunction to prevent Rocketinfo from 1) producing, reproducing, selling or distributing CP's news items and 2) communicating CP's news items to the public by telecommunication, or
3) otherwise infringing on the Plaintiff copyright. Rocketinfo is vigorously defending against this action but is also seeking to come to some sort of commercial settlement with the Plaintiff such that both parties in the action can enjoy a mutually beneficial partnership rather than the continuous outlay of legal costs.

During the year ended December 31, 2007 Newport Harbor Offices and Marina, LLC had filed a notice of unlawful detainer in the amount of $12,900 against Rocketinfo related to its former office space.
Rocketinfo has defended the action but would expect to seek to come to some sort of commercial settlement with the Plaintiff.

Rocketinfo had recorded on its financial statements ended December 31, 2007 a contingent liability of $97,954, and as of the nine month period ending September 30, 2008 an additional $34,584 was recorded on its financial statements for a total of $132,538 related to invoices submitted to Rocketinfo by Savvis Communications Inc. for purported web hosting. Rocketinfo has received a further invoice from Savvis in the amount of $196,723.33 resulting in total invoices of $329,261.54, all of which are disputed. In the event of a lawsuit over the matter, Rocketinfo would defend it vigorously, and if it were determined by Rocketinfo to have any merit, then Rocketinfo would expect to seek to come to some sort of commercial settlement with the Plaintiff.

During the nine months ending September 30, 2008 TFI Resources Inc. received a default judgment against Rocketinfo in the amount of $44,990.40 including the base amount of the judgment, costs, and interest. Management will dispute the judgment if it is determined by Rocketinfo to be in its economic interest, or otherwise will attempt to seek a mutual settlement of the judgment but there can be no assurance that the amount of the payment due to the Plaintiff will be less than all costs, the judgment amount and interest accrued.

During the nine months ending September 30, 2008 Maguire Properties - Griffin Towers LLC filed a notice of unlawful detainer against Rocketinfo related to former office space of a company associated with the former president of Rocketinfo in the amount of $74,600. Rocketinfo has defended the action but would expect to seek to come to some sort of commercial settlement with the Plaintiff if it were determined by Rocketinfo to be in its economic interest.

Rocketinfo has recorded on its financial statements ending September 30, 2008 under accounts payable the amount of $42,561.17 related to invoices for legal services submitted to Rocketinfo by Ellenoff, Grossman & Schole LLP, which has taken legal action against Rocketinfo. The Company is presently considering whether to defend the action or seek a commercial settlement with the Plaintiff.

No other legal matters were brought to the attention of Rocketinfo during the nine month period ended September 30, 2008 other than has been disclosed here or in previous filings. However, management continues to deal with certain issues arising from activities in prior years and is seeking to resolve these matters. These issues, for the most part, have to do with amounts sought by past creditors and management believes that amicable settlements are likely in most, if not all, cases. The result of the resolution of such matters is not believed to present a material threat to the future operations of Rocketinfo.

Item 1A.   Risk Factors. Not applicable to small reporting companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
           None.

Item 3.    Defaults Upon Senior Securities.
           None.

Item 4.    Submission of Matters to a Vote of Security Holders.
           None.

Item 5.    Other Information.
           None

Item 6.    Exhibits

Exhibit 31 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 19, 2008

/s/ Philip Graves
-------------------------------------
Philip Graves, CEO/Director