Form 10KSB/A
period 2007-12-31
Rocketinfo Inc.
filed 2008-12-03
CIK 1085203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment 1 to
FORM 10-KSB

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded such controls and procedures to be effective as of December 31, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management of Rocketinfo is responsible for establishing and maintaining adequate internal control over financial reporting as derived in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects Rocketinfo's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of Rocketinfo's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we have not identified any material weaknesses in our internal control over financial reporting. Therefore, it is our conclusion that, except as indicated below, Rocketinfo's internal controls over financial reporting were effective as of December 31, 2007.

Due to an error in the edgarization process, Rocketinfo was incorrectly identified as another entity in its Form 10-KSB filed on April 16, 2008. Management has implemented additional internal controls to ensure that similar misstatements in the reports that it files or submits under the Act do not occur.

This annual report does not include an attestation report of Rocketinfo's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Rocketinfo to provide only management's report in this annual report.


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




4.1      Specimen of Common Stock Certificate (incorporated by reference to the
         Company's Form 10-SB filed with the Securities and Exchange Commission on August 13, 1999).
10.1     Company's 1998 Qualified Stock Option Plan (incorporated by reference to Rocketinfo's Registration Statement on Form 10KSB filed on January
         30, 2002)
10.2     Company's 1998 Non-Qualified   Stock Option Plan (incorporated by
         reference to Rocketinfo's Registration Statement on Form 10KSB filed on January 30, 2002)
31.1     Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of
         1934.
31.2     Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of
         1934.
32.1     Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange
         Act of 1934.
32.2     Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange
         Act of 1934.

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

ROCKETINFO INC.

      Date:  December 1, 2008  /s/ Philip Graves
                               ---------------------------
                               Philip Graves
                               CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Rocketinfo and in the capacities and on the dates indicated.

/s/ Philip Graves
-------------------------------------
Philip Graves, CEO/Director                     Date: December 1, 2008

/s/ Maria C. Maz
-------------------------------------
Maria C. Maz, CFO/Director                      Date: December 1, 2008

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