Form 10KSB/A
period 2007-12-31
Rocketinfo Inc.
filed 2009-02-20
CIK 1085203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment 2 to
FORM 10-KSB

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects Rocketinfo's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of Rocketinfo's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we have identified a material weakness in our internal control over financial reporting. Therefore, it is our conclusion that Rocketinfo's internal controls over financial reporting were not effective as of December 31, 2007.

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

ROCKETINFO INC.

      Date:  February 20, 2009  /s/ Philip Graves
                               ---------------------------
                               Philip Graves
                               CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Rocketinfo and in the capacities and on the dates indicated.

/s/ Philip Graves
-------------------------------------
Philip Graves, CEO/Director                     Date: February 20, 2009

/s/ Maria C. Maz
-------------------------------------
Maria C. Maz, CFO/Director                      Date: February 20, 2009

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